Form 10-K/A
period 1993-12-31
PORTLAND GENERAL CORP /OR; PORTLAND GENERAL ELECTRIC CO /OR/
filed 1994-06-09
CIK 79636, 784977




                            SECURITIES AND EXCHANGE COMMISSION

                                  Washington, D.C.  20549

                                        FORM 10-K/A


                                      Amendment No. 1

    [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934
                      For the fiscal year ended December 31, 1993

                                            or
    [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                For the Transition period from _________to_______________


                        Registrant; State of Incorporation; IRS Employer
Commission File Number  Address; and Telephone Number       Identification No.

1-5532                  PORTLAND GENERAL CORPORATION        93-0909442
                        (an Oregon Corporation)
                        121 SW Salmon Street
                        Portland, Oregon 97204
                        (503) 464-8820

1-5532-99               PORTLAND GENERAL ELECTRIC COMPANY   93-0256820
                        (an Oregon Corporation)
                        121 SW Salmon Street
                        Portland, Oregon 97204
                        (503) 464-8000

Securities registered pursuant to Section 12(b) of the Act:




                                                         Name of Each Exchange
 Title of Each Class                                      on Which Registered
 Portland General Corporation
   Common Stock, par value $3.75 per share               New York Stock Exchange
                                                         Pacific Stock Exchange

 Portland General Electric Company
  First Mortgage Bonds, 9-1/2% Series Due April 1, 2006  New York Stock Exchange
  First Mortgage Bonds, 8-3/4% Series Due June 1, 2007   New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
  Portland General Corporation, None

  Portland General Electric Company,
    Cumulative Preferred Stock, par value $100 per share




Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.         Yes   X      No.

The aggregate market value of Portland General Corporation voting stock held by non-affiliates of the registrant as of January 31, 1994 is $942,776,125.

The number of shares outstanding of the registrants' common stocks as of January 31, 1994 are:

         Portland General Corporation            47,735,500

         Portland General Electric Company       40,458,877
         (owned by Portland General Corporation)



               Document Incorporated by Reference

The information required to be included in Part III hereof is incorporated by reference from Portland General Corporation's definitive proxy statement to be filed on or about March 29, 1994.



                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           PORTLAND GENERAL CORPORATION
                                                   (Registrant)



Date      June 8, 1994                     By      /s/ Joseph M. Hirko
                                                   Joseph M. Hirko,
                                                   Vice President Finance,
                                                   Chief Financial Officer,
                                                   Chief Accounting Officer
                                                   and Treasurer



       PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

                       EXHIBIT INDEX

Number                          Exhibit                           PGC     PGE
(3)   *  Restated Articles of Incorporation of Portland General
         Corporation [Pre-effective Amendment No. 1 to Form S-4,
         Registration No. 33-1987, dated December 31, 1985,
         Exhibit (B)].                                             X

      *  Certificate of Amendment, dated July 2, 1987, to the
         Articles of Incorporation limiting the personal
         liability of directors of Portland General Corporation
         [Form 10-K for the fiscal year ended December 31, 1987,
         Exhibit (3)].                                             X

      *  Copy of Articles of Incorporation of Portland General
         Electric Company [Registration No. 2-85001, Exhibit (4)].        X

      *  Certificate of Amendment, dated July 2, 1987, to the
         Articles of Incorporation limiting the personal
         liability of directors of Portland General Electric
         Company [Form 10-K for the fiscal year ended
         December 31, 1987, Exhibit (3)].                                 X

      *  Form of Articles of Amendment of the New Preferred
         Stock of Portland General Electric Company
         [Registration No. 33-21257, Exhibit (4)].                        X

      *  Bylaws of Portland General Corporation as amended on
         February 5, 1991 [Form 10-K for the fiscal year
         ended December 31, 1990, Exhibit (10)].                   X

      *  Bylaws of Portland General Electric Company as
         amended on October 1, 1991 [Form 10-K for the fiscal
         year ended December 31, 1991, Exhibit (3)].                      X

(4)   *  Portland General Electric Company Indenture of Mortgage
         and Deed of Trust dated July 1, 1945;
         Ninth Supplemental Indenture dated June 1, 1960;
         Tenth Supplemental Indenture dated November 1, 1961;
         Eleventh Supplemental Indenture dated February 1, 1963;
         Twelfth Supplemental Indenture dated June 1, 1963;
         Thirteenth Supplemental Indenture dated April 1, 1964;
         Fourteenth Supplemental Indenture dated March 1, 1965
         (Form 8, Amendment No. 1, dated June 14, 1965).           X      X

      *  Fifteenth Supplemental Indenture, dated June 1, 1966;
         Sixteenth Supplemental Indenture, dated October 1, 1967;
         Eighteenth Supplemental Indenture, dated November 1, 1970;
         Nineteenth Supplemental Indenture, dated November 1, 1971;
         Twentieth Supplemental Indenture, dated November 1, 1972;
         Twenty-First Supplemental Indenture, dated April 1, 1973;
         Twenty-Second Supplemental Indenture, dated October 1, 1973;
         Twenty-Seventh Supplemental Indenture, dated April 1, 1976;


              PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

                       EXHIBIT INDEX

Number                          Exhibit                           PGC     PGE

         Twenty-Ninth Supplemental Indenture, dated June 1, 1977
         (Registration No. 2-61199, Exhibit 2.d-1).                X      X

      *  Thirtieth Supplemental Indenture, dated October 1,
         1978; Thirty-First Supplemental Indenture, dated
         November 1, 1978 (Registration No. 2-63516,
         Exhibit 2.d-3).                                           X      X

      *  Thirty-Eighth Supplemental Indenture dated June 1,
         1985 [Form 10-Q for the quarter ended June 30, 1985,
         Exhibit (4)].                                             X      X

      *  Thirty-Ninth Supplemental Indenture, dated March 1,
         1986 [Form 10-K for the fiscal year ended December 31,
         1985, Exhibit (4)].                                       X      X

      *  Fortieth Supplemental Indenture, dated October 1,
         1990 [Form 10-K for the fiscal year ended December 31,
         1990, Exhibit (4)].                                       X      X

      *  Forty-First Supplemental Indenture dated December 31,
         1991 [Form 10-K for the fiscal year ended December 31,

         1991, Exhibit (4)].                                       X      X

      *  Forty-Second Supplemental Indenture dated April 1, 1993
         [Form 10-Q for the quarter ended March 31, 1993,
         Exhibit (4)].                                             X      X

      *  Forty-Third Supplemental Indenture dated July 1, 1993
         [Form 10-Q for the quarter ended September 30, 1993,
         Exhibit (4)].                                             X      X

         Other instruments which define the rights of holders of long-term debt not required to be filed herein will be furnished upon written request.

(10)  *  Residential Purchase and Sale Agreement with the
         Bonneville Power Administration [Form 10-K for the
         fiscal year ended December 31, 1981, Exhibit (10)].       X      X

      *  Power Sales Contract and Amendatory Agreement Nos. 1 and
         2 with Bonneville Power Administration [Form 10-K for
         the fiscal year ended December 31, 1982, Exhibit (10)].   X      X

      The following exhibits were filed in conjunction with the 1985 Boardman/Intertie Sale:

      *  Long-term Power Sale Agreement, dated November 5, 1985
         [Form 10-K for the fiscal year ended December 31, 1985,
         Exhibit (10)].                                            X      X


              PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

                       EXHIBIT INDEX

Number                          Exhibit                           PGC     PGE

      *  Long-term Transmission Service Agreement, dated
         November 5, 1985 [Form 10-K for the fiscal year
         ended December 31, 1985, Exhibit (10)].                   X      X

      *  Participation Agreement, dated December 30, 1985
         [Form 10-K for the fiscal year ended December 31,
         1985, Exhibit (10)].                                      X      X

      *  Lease Agreement, dated December 30, 1985 [Form 10-K
         for the fiscal year ended December 31, 1985,
         Exhibit (10)].                                            X      X

      *  PGE-Lessee Agreement, dated December 30, 1985
         [Form 10-K for the fiscal year ended December 31,
         1985, Exhibit (10)].                                      X      X

      *  Asset Sales Agreement, dated December 30, 1985
         [Form 10-K for the fiscal year ended December 31,
         1985, Exhibit (10)].                                      X      X

      *  Bargain and Sale Deed, Bill of Sale and Grant of
         Easements and Licenses, dated December 30, 1985
         [Form 10-K for the fiscal year ended December 31,
         1985, Exhibit (10)].                                      X      X

      *  Supplemental Bill of Sale, dated December 30, 1985
         [Form 10-K for the fiscal year ended December 31,
         1985, Exhibit (10)].                                      X      X

      *  Trust Agreement, dated December 30, 1985 [Form 10-K
         for the fiscal year ended December 31, 1985,
         Exhibit (10)].                                            X      X

      *  Tax Indemnification Agreement, dated December 30, 1985
         [Form 10-K for the fiscal year ended December 31, 1985,
         Exhibit (10)].                                            X      X

      *  Trust Indenture, Mortgage and Security Agreement, dated
         December 30, 1985 [Form 10-K for the fiscal year ended
         December 31, 1985, Exhibit (10)].                         X      X

      *  Restated and Amended Trust Indenture, Mortgage and
         Security Agreement, dated February 27, 1986 [Form 10-K
         for the fiscal year ended December 31, 1985,
         Exhibit (10)].                                            X      X

      *  Portland General Corporation Outside Directors'
         Deferred Compensation Plan, 1990 Restatement
         dated November 1, 1990 [Form 10-K for the fiscal
         year ended December 31, 1990, Exhibit (10)].              X      X


              PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

                       EXHIBIT INDEX

Number                          Exhibit                           PGC     PGE

      *  Portland General Corporation Retirement Plan for
         Outside Directors, 1990 Restatement dated July 10, 1990
         [Form 10-K for the fiscal year ended December 31, 1990,
         Exhibit (10)].                                            X      X

      *  Portland General Electric Company Outside Directors'
         Life Insurance Benefit Plan 1988 Restatement [Form 10-K
         for the fiscal year ended December 31, 1988,
         Exhibit (10)].                                            X      X

      *  Portland General Electric Company Outside Directors Life
         Insurance Benefit Plan, Amendment No. 1 dated October 3,
         1989 [Form 10-K for the fiscal year ended December 31,
         1989, Exhibit (10)].                                      X      X

      *  Portland General Corporation Outside Directors Life
         Insurance Benefit Plan, Amendment No. 2 dated
         December 3, 1989 [Form 10-K for the fiscal year ended
         December 31, 1989, Exhibit (10)].                         X      X

      *  Portland General Corporation Outside Directors' Stock
         Compensation Plan, Amended and Restated December 6,
         1989 [Form 10-K for the fiscal year ended December 31,
         1991, Exhibit (10)].                                      X      X

      *  Special Board Assignment for Robert W. Roth, dated
         May 1, 1992.  [Form 10-K for the fiscal year ended
         December 31, 1992, Exhibit (10)]                          X      X

(24)     Portland General Corporation Consent of Independent
         Public Accountants (filed herewith).                      X

         Portland General Electric Company Consent of Independent
         Public Accountants (filed herewith).                             X

(25)     Portland General Corporation Power of Attorney
         (filed herewith).                                         X

         Portland General Electric Company Power of Attorney
         (filed herewith).                                                X

(28)     Form 11-K relating to Employee Stock Purchase Plan of
         Portland General Corporation (filed herewith).            X

(99)     Form 11-K relating to Retirement Savings Plan of Portland
         General Corporation (filed herewith).                     X

(10)  *  Portland General Corporation Management Deferred
         Compensation Plan, 1990 Restatement dated November 1,
         1990 [Form 10-K for the fiscal year ended December 31,
         1990, Exhibit (10)].                                      X      X


              PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

                       EXHIBIT INDEX

Number                          Exhibit                           PGC     PGE

            Executive Compensation Plans and Arrangements

      *  Portland General Corporation Management Deferred
         Compensation Plan, Amendment No. 1 dated December 16,
         1991 [Form 10-K for the fiscal year ended December 31,
         1991, Exhibit (10)].                                      X      X

      *  Portland General Electric Company Senior Officers'
         Life Insurance Benefit Plan 1988 Restatement [Form 10-K
         for the fiscal year ended December 31, 1988,
         Exhibit (10)].                                            X      X

      *  Portland General Electric Company Senior Officers'
         Life Insurance Benefit Plan, Amendment No. 1 dated
         October 3, 1989 [Form 10-K for the fiscal year ended
         December 31, 1989, Exhibit (10)].                         X      X

      *  Portland General Corporation Senior Officers Life
         Insurance Benefit Plan, Amendment No. 2 dated
         December 3, 1989 [Form 10-K for the fiscal year ended
         December 31, 1989, Exhibit (10)].                         X      X

      *  Portland General Corporation Annual Incentive Master
         Plan [Form 10-K for the fiscal year ended December 31,
         1987, Exhibit (10)].                                      X

      *  Portland General Corporation Annual Incentive Master
         Plan, Amendments No. 1 and No. 2 dated March 5, 1990
         [Form 10-K for the fiscal year ended December 31, 1989,
         Exhibit (10)].                                            X


      *  Portland General Electric Company Annual Incentive
         Master Plan [Form 10-K for the fiscal year ended
         December 31, 1987, Exhibit (10)].                                X

      *  Portland General Electric Company Annual Incentive Master
         Plan, Amendments No. 1 and No. 2 dated March 5, 1990
         [Form 10-K for the fiscal year ended December 31, 1989,
         Exhibit (10)].                                                   X

      *  Portland General Corporation 1990 Long-term Incentive
         Master Plan [Form 10-K for the fiscal year ended
         December 31, 1990, Exhibit (10)].                         X      X

      *  Portland General Corporation Supplemental Executive
         Retirement Plan, 1990 Restatement dated July 10, 1990
         [Form 10-K for the fiscal year ended December 31, 1990,
         Exhibit (10)].                                            X      X



              PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

                       EXHIBIT INDEX

Number                          Exhibit                           PGC     PGE


(10)  *  Portland General Corporation Supplemental Executive
Cont.    Retirement Plan, Amendment No. 1 dated January 1, 1991,
         [Form 10-K for the fiscal year ended December 31, 1991,
         Exhibit (10)].                                            X      X

      *  Change in Control Severance Agreement, dated October 11,
         1989 [Form 10-K for the fiscal year ended December 31,
         1989, Exhibit (10)].                                      X      X

      *  Employment Contract for James E. Cross, dated April 17,
         1990.  [Form 10-K for the fiscal year ended December 31,
         1992, Exhibit (10)].                                             X

      *  Salary Continuation Agreement for James E. Cross, dated
         December 21, 1992.  [Form 10-K for the fiscal year ended
         December 31, 1992, Exhibit (10)].                                X

      *  Enhanced Benefit Under Supplemental Executive Retirement
         Plan for James E. Cross, dated August 4, 1992.
         [Form 10-K for the fiscal year ended December 31, 1992,
         Exhibit (10)].                                            X

         Portland General Corporation Amended and Restated 1990
         Long-Term Incentive Master Plan, amended July 1993 (filed
         herewith).                                                X

         Portland General Corporation 1990 Long-Term Incentive
         Master Plan, Amendment No. 1 dated February 8, 1994
         (filed herewith).                                         X



* Incorporated by reference as indicated.

                                                Exhibit (99)





                                       FORM 11-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (FEE REQUIRED)


                      For the fiscal year ended December 31, 1993

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

      For the transition period                to
      Commission file number



                                RETIREMENT SAVINGS PLAN
                                  (Title of the Plan)




                             PORTLAND GENERAL CORPORATION

        (Name of the Issuer of the Securities and Employer Sponsoring the Plan)





                                121 S.W. Salmon Street
                                  Portland, OR 97204

                      (Address of its Principal Executive Office)