Form 10-K/A
period 1994-12-31
PORTLAND GENERAL CORP /OR; PORTLAND GENERAL ELECTRIC CO /OR/
filed 1995-05-16
CIK 79636, 784977

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549
                                       FORM 10-K/A

                                    AMENDMENT NO. 1

    [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                      For the fiscal year ended December 31, 1994

                                          or

    [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
          For the Transition period from ________________ to _______________

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

  Portland General Electric Company
    None

Securities registered pursuant to Section 12(g) of the Act:
  Portland General Corporation
    None

  Portland General Electric Company,
    Cumulative Preferred Stock, par value $100 per share
    7.75% Series, Cumulative Preferred Stock, no par value

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.         Yes   X      No       .

The aggregate market value of Portland General Corporation voting stock held by non-affiliates of the registrant as of February 28, 1995 is $1,031,163,041

The number of shares outstanding of the registrants' common stocks as of February 28, 1995 are:
                   Portland General Corporation              50,609,229
                   Portland General Electric Company         42,758,877
                    (owned by Portland General Corporation)                          Document Incorporated by Reference

The information required to be included in Part III hereof is incorporated by reference from Portland
General Corporation's definitive proxy statement to be filed on or about March 27, 1995.


                         Management's Statement of Responsibility

Portland  General  Corporation's  management  is   responsible
for  the  preparation  and
presentation of the consolidated financial statements in this
report.   Management is also
responsible for  the integrity  and  objectivity of  the
statements.   Generally  accepted
accounting principles have been used to prepare the statements, and in certain cases informed estimates have been used that are based on the best judgment of management.

Management has established, and maintains, a system of internal accounting controls. The controls provide reasonable assurance that assets are safeguarded, transactions receive appropriate authorization, and financial records are reliable.

Accounting controls are
supported by written policies and procedures, an operations planning and budget process designed to achieve corporate objectives, and internal audits of operating activities.

Portland  General's Board of  Directors includes an  Audit
Committee  composed entirely of
outside  directors.   It  reviews  with  management,  internal
auditors  and  independent
auditors, the adequacy of internal controls, financial reporting, and other audit matters.Arthur Andersen LLP is Portland
General's independent public
accountant.  As a part of its
annual audit, selected internal  accounting controls are reviewed in order to determine
the nature, timing and  extent of audit tests to  be performed.
All of  the corporation's
financial records and related data are made available to Arthur
Andersen LLP.  Management
has also endeavored to  ensure that all representations to Arthur

Andersen LLP were valid
and appropriate.

Joseph M. Hirko
Vice President Finance,
Chief Financial Officer,
Chief Accounting Officer
and Treasurer

                         Report of Independent Public Accountants

To the Board of Directors and Shareholders of Portland General Corporation:

We  have  audited  the   accompanying  consolidated  balance
sheets  and   statements  of
capitalization of Portland General Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We  conducted our audits in accordance with  generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance aboutwhether the financial statements
are free of  material misstatement.   An audit includes
examining,  on  a test  basis,  evidence supporting  the  amounts and  disclosures  in the
financial statements.  An audit also includes assessing the
accounting principles used and
significant  estimates made by  management, as  well as
evaluating the  overall financial
statement presentation.   We believe  that our audits provide  a
reasonable basis  for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Portland General
Corporation and subsidiaries  as of
December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.



    Arthur Andersen LLP
Portland, Oregon,
February 7, 1995 (except with respect to the matter discussed in Note 15, as to which the date is March 29, 1995)

Item 8.     Financial Statements and Supplementary Data

           Portland General Corporation and Subsidiaries
             Consolidated Statements of Income

For the Years Ended December 31                      1994       1993        1992

(Thousands of Dollars except per share amounts)

Operating Revenues                                 $959,409    $946,829    $883,266

Operating Expenses
 Purchased power and fuel                           347,125     311,713     222,127
 Production and distribution                         61,891      73,576      93,677
 Maintenance and repairs                             47,391      55,320      70,496
 Administrative and other                           100,596     100,321     112,010
 Depreciation, decommissioning and amortization     124,081     122,218      98,706
 Taxes other than income taxes                       52,151      55,730      55,515
                                                    733,235     718,878     652,531

Operating Income Before Income Taxes                226,174     227,951     230,735

Income Taxes                                         71,878      69,770      67,235
Net Operating Income                                154,296     158,181     163,500

Other Income (Deductions)

 Interest expense                                   (71,653)    (70,802)    (73,895)
 Allowance for funds used during construction         4,314         785       2,769
 Preferred dividend requirement - PGE               (10,800)    (12,046)    (12,636)
 Other - net of income taxes                         16,901      13,000       9,885

Income From Continuing Operations                    93,058      89,118      89,623

Discontinued Operations
 Gain on disposal of real estate operations -
  net of income taxes of $4,226                       6,472           -           -

Net Income                                         $ 99,530     $89,118    $ 89,623

Common Stock
 Average shares outstanding                      49,896,685  47,392,185  46,887,184
 Earnings per average share
  Continuing operations                               $1.86       $1.88       $1.93 *
  Discontinued operations                              0.13           -           -

 Earnings per average share                           $1.99       $1.88       $1.93 *

 Dividends declared per share                         $1.20       $1.20       $1.20

* Includes $.02 for tax benefits from ESOP dividends.



                        Portland General Corporation and Subsidiaries
                        Consolidated Statements of Retained Earnings







For the Years Ended December 31                       1994       1993        1992
                                                         (Thousands of Dollars)

Balance at Beginning of Year                       $ 81,159   $ 50,481     $ 19,635
Net Income                                           99,530     89,118       89,623
ESOP Tax Benefit & Amortization of
 Preferred Stock Premium                             (1,705)    (1,524)      (2,505)
                                                    178,984    138,075      106,753
Dividends Declared on Common Stock                   60,308     56,916       56,272

Balance at End of Year                             $118,676   $ 81,159     $ 50,481


The accompanying notes are an integral part of these consolidated statements.


                                 Portland General Corporation and Subsidiaries
                                Consolidated Balance Sheets



At December 31                                                 1994             1993
                                                               (Thousands of Dollars)
                                    Assets

Electric Utility Plant - Original Cost
 Utility plant (includes Construction Work
 in Progress of $148,267 and $46,679)                        $2,563,476       $2,370,460
 Accumulated depreciation                                      (958,465)        (894,284)
                                                              1,605,011        1,476,176
 Capital leases - less amortization of $25,796 and $23,626       11,523           13,693
                                                              1,616,534        1,489,869

Other Property and Investments
 Leveraged leases                                               153,332          155,618
 Net assets of discontinued real estate operations               11,562           31,378
 Trojan decommissioning trust, at market value                   58,485           48,861


 Corporate Owned Life Insurance, less loan of $21,731 in 1994    65,687           72,612
 Other investments                                               28,626           29,552
                                                                317,692          338,021

Current Assets
 Cash and cash equivalents                                       17,542            3,202
 Accounts and notes receivable                                   91,418           91,641
 Unbilled and accrued revenues                                  158,259          133,476
 Inventories, at average cost                                    43,269           46,534
 Prepayments and other                                           38,347           22,128
                                                                348,835          296,981

Deferred Charges
Unamortized regulatory assets
 Trojan abandonment - plant                                     342,276          366,712
 Trojan abandonment - decommissioning                           338,718          355,718
 Trojan - other                                                  65,922           66,387
 Income taxes recoverable                                       217,967          228,233
 Debt reacquisition costs                                        32,245           34,941
 Energy efficiency programs                                      58,894           39,480
 Other                                                           30,182           33,857
WNP-3 settlement exchange agreement                             173,308          178,003
Miscellaneous                                                    16,698           21,126
                                                              1,276,210        1,324,457
                                                             $3,559,271       $3,449,328


                    Capitalization and Liabilities
Capitalization
 Common stock                                                 $ 189,358       $  178,630
 Other paid-in capital                                          563,915          519,058
 Unearned compensation                                          (13,636)         (19,151)
 Retained earnings                                              118,676           81,159
                                                                858,313          759,696
Cumulative preferred stock of subsidiary
 Subject to mandatory redemption                                 50,000           70,000
 Not subject to mandatory redemption                             69,704           69,704
Long-term debt                                                  835,814          842,994
                                                              1,813,831        1,742,394
Current Liabilities
 Long-term debt and preferred stock due within one year          81,506           51,614
 Short-term borrowings                                          148,598          159,414
 Accounts payable and other accruals                            104,254          109,479
 Accrued interest                                                19,915           18,581
 Dividends payable                                               18,109           17,657
 Accrued taxes                                                   27,778           25,601
                                                                400,160          382,346

Other
 Deferred income taxes                                          687,670          660,248
 Deferred investment tax credits                                 56,760           60,706
 Deferred gain on sale of assets                                118,939          120,410
 Trojan decommissioning and transition costs                    396,873          407,610
 Miscellaneous                                                   85,038           75,614
                                                              1,345,280        1,324,588

                                                             $3,559,271       $3,449,328

The accompanying notes are an integral part of these consolidated balance sheets.

                         Portland General Corporation and Subsidiaries
                           Consolidated Statements of Capitalization


At December 31                                                    1994              1993
                                                                  (Thousands of Dollars)


Common Stock Equity
  Common stock, $3.75 par value per
    share 100,000,000 shares authorized,
    50,495,492 and 47,634,653 shares outstanding                $189,358            $  178,630
  Other paid-in capital - net                                    563,915               519,058
  Unearned compensation                                          (13,636)              (19,151)
  Retained earnings                                              118,676                81,159
                                                                 858,313    47.3%      759,696    43.6%

Cumulative Preferred Stock
  Subject to mandatory redemption
     No par value, 30,000,000 shares authorized
       7.75% Series, 300,000 shares outstanding                   30,000                30,000
     $100 par value per share, 2,500,000 shares authorized
       8.10% Series, 300,000 and 500,000 shares outstanding       30,000                50,000
          Current sinking fund                                   (10,000)              (10,000)
                                                                  50,000     2.8        70,000     4.0

  Not subject to mandatory redemption, $100 par value
       7.95% Series, 298,045 shares outstanding                   29,804                29,804
       7.88% Series, 199,575 shares outstanding                   19,958                19,958
       8.20% Series, 199,420 shares outstanding                   19,942                19,942

                                                                  69,704     3.8        69,704     4.0

Long Term Debt  First mortgage bonds
     Maturing 1994 through 1999
       4-3/4% Series due April 1, 1994                                 -                 8,119
       4.70% Series due March 1, 1995                              3,045                 3,220
       5-7/8% Series due June 1, 1996                              5,216                 5,366
       6.60% Series due October 1, 1997                           15,363                15,363
       Medium-term notes - 5.65%-9.27%                           251,000               242,000
     Maturing 2001 through 2005 - 6.47%-9.07%                    210,845               166,283
     Maturing 2021 through 2023 - 7-3/4%-9.46%                   195,000               195,000
  Pollution control bonds
    Port of Morrow, Oregon, variable rate
      (Average 2.7% for 1994), due 2013                           23,600                23,600
    City of Forsyth, Montana, variable rate
      (Average 2.9% for 1994), due 2013 through 2016             118,800               118,800
      Amount held by trustee                                      (8,355)               (8,537)
    Port of St. Helens, Oregon, due 2010 and 2014
      (Average variable 2.7%-2.9% for 1994)                       51,600                51,600
    Medium-term notes maturing 1994 through
      1996 - 7.19%-8.09%                                          30,000                50,000
    Capital lease obligations                                     11,523                13,693
    Other                                                           (317)                  101
                                                                 907,320               884,608
  Long-term debt due within one year                             (71,506)              (41,614)
                                                                 835,814    46.1       842,994    48.4

          Total capitalization                                $1,813,831   100.0%   $1,742,394   100.0%

The accompanying notes are an integral part of these consolidated statements.

                        Portland General Corporation and Subsidiaries
                           Consolidated Statements of Cash Flow


For the Years Ended December 31                            1994      1993        1992
                                                             (Thousands of Dollars)



Cash Provided (Used) By -
Operations:
 Net income                                              $ 99,530   $  89,118   $  89,623
 Adjustments to reconcile net income
   to net cash provided by operations:
    Depreciation and amortization                          94,217      89,749     113,405
    Amortization of WNP-3 exchange agreement                4,695       4,489       5,658
    Amortization of deferred charges - Trojan plant        24,417      24,015           -
    Amortization of deferred charges - Trojan decomm.      11,220      11,220           -
    Amortization of deferred charges - Trojan other         2,321       2,314       1,609
    Amortization of deferred charges - other                2,712       6,713       7,080
    Deferred income taxes - net                            37,396      61,086      26,480
    Other noncash income                                     (677)     (1,926)     (2,659)
 Changes in working capital:
    (Increase) in receivables                             (24,440)    (72,837)    (12,736)
    (Increase) Decrease in inventories                      3,264      15,017      (4,181)
    (Decrease) in payables                                 (1,300)    (29,837)     (6,231)
    Other working capital items - net                     (18,509)     12,473       7,020

 Gain from discontinued operations                         (6,472)          -           -
 Deferred items                                            10,258      (7,174)    (12,835)
 Miscellaneous - net                                       12,369      17,728      21,260
                                                          251,001     222,148     233,493


Investing Activities:
 Utility construction - new resources                     (91,342)    (28,666)          -
 Utility construction - general                          (131,675)   (101,692)   (148,348)
 Energy efficiency programs                               (23,745)    (18,149)    (10,705)
 Rentals received from leveraged leases                    20,886      15,530       9,007
 Trojan decommissioning trust                             (11,220)    (11,220)    (11,220)
 Other investments                                        (14,058)    (10,763)     (7,245)
                                                         (251,154)   (154,960)   (168,511)

Financing Activities:
 Short-term debt - net                                    (10,816)     18,736      48,273
 Borrowings from Corporate Owned Life Insurance            21,731           -           -
 Long-term debt issued                                     75,000     252,000     123,000
 Long-term debt retired                                   (49,882)   (279,986)   (143,902)
 Repayment of nonrecourse borrowings for
  leveraged leases                                        (18,046)    (13,095)     (9,035)
 Preferred stock issued                                         -           -      30,000
 Preferred stock retired                                  (20,000)     (3,600)    (31,225)
 Common stock issued                                       50,074       9,520       9,753
 Dividends paid                                           (59,856)    (56,850)    (56,230)
                                                          (11,795)    (73,275)    (29,366)

Net Cash Provided By (Used In)
 Continuing Operations                                    (11,948)     (6,087)     35,616
Discontinued Operations                                    26,288       2,600     (30,948)
Increase (Decrease) in Cash and
 Cash Equivalents                                          14,340      (3,487)      4,668
Cash and Cash Equivalents at the Beginning
 of Year                                                    3,202       6,689       2,021
Cash and Cash Equivalents at the End
 of Year                                                 $ 17,542   $   3,202   $   6,689



Supplemental disclosures of cash flow information
  Cash paid during the year:
    Interest                                             $ 64,895   $  74,261   $  72,535
    Income taxes                                           31,539      12,259      22,241



The accompanying notes are an integral part of these consolidated statements.


Portland General Corporation and Subsidiaries Notes to Financial
StatementsNote 1

Summary of Significant Accounting
Policies

         Consolidation Principles

The consolidated financial statements include the accounts of Portland General Corporation
(Portland General) and all of its majority-owned subsidiaries. Significant intercompany balances and transactions have been eliminated.

Basis of Accounting

Portland General and its subsidiaries' financial statements conform to generally accepted accounting principles.
In addition, Portland General Electric
Company's (PGE or the Company) accounting policies are in accordance with the requirements and the ratemaking practices of regulatory authorities having jurisdiction.

Revenues

PGE accrues estimated unbilled revenues for services provided from the meter read date to month-end.

Purchased Power

PGE credits purchased power costs for the net amount of benefits received through a power purchase and sale contract with the Bonneville Power Administration (BPA).
Reductions in purchased power costs that result from this exchange are passed directly to PGE's residential and small farm customers in the form of lower prices.

Depreciation

PGE's depreciation is computed on the
straight-line method based on the estimated average service lives of the various classes of plant in service. Excluding the Trojan
Nuclear Plant (Trojan), depreciation expense as a percent of the related average depreciable plant in service was approximately 3.8% in 1994, 3.9% in 1993 and 3.8% in 1992.

The cost of renewal and replacement of
property units is charged to plant, and
repairs and maintenance are charged to
expense as incurred. The cost of utility property units retired, other than land, is charged to accumulated depreciation.

Allowance for Funds Used During
Construction (AFDC)

AFDC represents the pretax cost of borrowed funds used for construction purposes and a reasonable rate for equity funds. AFDC is capitalized as part of the cost of plant and is credited to income but does not represent current cash earnings. The average rates used by PGE were 4.65%, 3.52%, and 4.72% for the years 1994, 1993 and 1992, respectively.

Income Taxes

Portland General files a consolidated federal income tax return. Portland General's policy is to collect for tax liabilities from subsidiaries that generate taxable income and to reimburse subsidiaries for tax benefits utilized in its tax return.

Income tax provisions are adjusted, when appropriate, for potential tax adjustments.
Deferred income taxes are provided for
temporary differences between financial and income tax reporting. See Notes 4 and 4A, Income Taxes, for more details.

Amounts recorded for Investment Tax Credits
(ITC) have been deferred and are being
amortized to income over the approximate lives of the related properties, not to exceed 25 years.

Nuclear Fuel

Amortization of nuclear fuel (reflected only in 1992 expenses) was based on the quantity of heat produced for the generation of electric energy.

Investment in Leases

Columbia Willamette Leasing (CWL), a
subsidiary of Portland General Holdings, Inc.
(Holdings), acquires and leases capital
equipment. Leases that qualify as direct financing leases and are substantially financed with nonrecourse debt at lease inception are accounted for as leveraged leases. Recorded investment in leases is the sum of the net contracts receivable and the estimated residual value, less unearned income and deferred ITC. Unearned income and deferred ITC are amortized to income over the life of the leases to provide a level rate of return on net equity invested.

The components of CWL's net investment in leases as of December 31, 1994 and 1993, are as follows (thousands of dollars):

                                              1994        1993

        Lease contracts receivable         $ 550,620   $ 600,710
        Nonrecourse debt service            (434,542)   (481,988)

           Net contracts receivable          116,078     118,722

        Estimated residual value              86,202      88,047
        Less - Unearned income               (39,391)    (41,395)

           Investment in leveraged leases    162,889     165,374

        Less - Deferred ITC                   (9,557)     (9,756)

           Investment in leases, net       $ 153,332   $ 155,618



Cash and Cash Equivalents

Highly liquid investments with original
maturities of three months or less are
classified as cash equivalents.

WNP-3 Settlement Exchange Agreement

The Washington Public Power Supply System
Unit 3 (WNP-3) Settlement Exchange Agreement, which has been excluded from PGE's rate base, is carried at present value and amortized on a constant return basis.

Regulatory Assets

PGE defers, or accrues revenue for, certain costs which would otherwise be charged to expense, if it is probable that future rates will permit recovery of such costs. These costs are reflected as deferred charges or accrued revenues in the financial statements and are amortized over the period in which revenues are collected. Trojan plant and decommissioning costs are currently covered in customer rates. Of the remaining regulatory assets of approximately $500 million, 78% have been treated by the Oregon Public Utility
Commission (PUC) as allowable cost of service items in PGE's most recent rate processes. The remaining amounts, primarily comprised of power cost deferrals, are subject to regulatory confirmation in future ratemaking proceedings.

Hedge Accounting

PGE may use derivative products to hedge against exposures to interest rate and commodity price risks. The objective is to mitigate risks due to market fluctuations associated with external financings or the purchase of natural gas, electricity and related products. PGE's hedging programs are intended to reduce such risks.

Gains and losses from derivatives that reduce commodity price risks are recognized as fuel or purchased power expense. Gains and losses from derivatives that reduce interest rate risk of future debt issuances are deferred and amortized over the life of the related debt.

Reclassifications

Certain amounts in prior years have been reclassified for comparative purposes.

Note 2

Real Estate - Discontinued Operations

Portland General has substantially completed divestiture of its real estate operations in Columbia Willamette Development Company
(CWDC).  In June 1994, CWDC sold the largest
remaining property in its real estate
holdings for $16 million. As a result, the real estate reserve was liquidated.

Note 3

Employee Benefits

Pension Plan

Portland General has a non-contributory
pension plan (the Plan) covering
substantially all of its employees. Benefits under the Plan are based on years of service, final average pay and covered compensation.
Portland General's policy is to contribute annually to the Plan at least the minimum required under the Employee Retirement Income
Security Act of 1974 but not more than the maximum amount deductible for income tax purposes. The Plan's assets are held in a trust and consist primarily of investments in common stocks, corporate bonds and US government issues.

Portland General determines net periodic pension expense according to the principles of SFAS No. 87, Employers' Accounting for
Pensions. Differences between the actual and expected return on plan assets is included in net amortization and deferral and is considered in the determination of future pension expense.


The following table sets forth the Plan's funded status and amounts recognized in Portland General's financial statements
(thousands of dollars):

                                                         1994       1993

  Actuarial present value of benefit
  obligations:
    Accumulated benefit obligation, including
     vested benefits of $142,082 and $151,334          $154,320   $166,301
    Effect of projected future compensation levels       35,134     32,608
    Projected benefit obligation (PBO)                  189,454    198,909
  Plan assets at fair value                             245,225    262,412
  Plan assets in excess of PBO                           55,771     63,503
  Unrecognized net experience gain                      (54,391)   (60,445)
  Unrecognized prior service costs                       12,935     14,147
  Unrecognized net transition asset being               (19,575)   (21,533)
   recognized over 18 years

  Pension - prepaid cost (liability)                   $ (5,260)  $ (4,328)



                                                        1994       1993      1992

  Assumptions:
     Discount rate used to calculate PBO                8.50%     7.25%     8.00%
     Rate of increase in future compensation levels     6.50      5.25      6.00
     Long-term rate of return on assets                 8.50      8.50      8.50


Net pension expense for 1994, 1993 and 1992 included the following components (thousands of dollars):

                                                        1994       1993       1992


  Service cost                                       $  6,199   $  6,151    $  6,082
  Interest cost on PBO                                 14,693     14,241      13,792
  Actual return on plan assets                          6,011    (48,231)    (18,272)
  Net amortization and deferral                       (25,971)    29,839       1,496
  Net periodic pension expense                       $    932   $  2,000    $  3,098


Other Post-Retirement Benefit Plans
Portland General accrues for health, medical and life insurance costs during the employees' service years, per SFAS No. 106.
PGE receives recovery for the annual
provision in customer rates. Employees are covered under a Defined Dollar Medical
Benefit Plan which limits Portland General's obligation by establishing a maximum contribution per employee. The accumulated benefit obligation for postretirement health and life insurance benefits at December 31, 1994 was $27 million, for which there were $25 million of assets held in trust. The benefit obligation for postretirement health and life insurance benefits at December 31, 1993 was $31 million.

Portland General also provides senior
officers with additional benefits under an unfunded Supplemental Executive Retirement
Plan (SERP). Projected benefit obligations for the SERP are $15 million and $16 million at December 31, 1994 and 1993, respectively.

Deferred Compensation

Portland General provides certain employees with benefits under an unfunded Management
Deferred Compensation Plan (MDCP).
Obligations for the MDCP are $21 million and $18 million at December 31, 1994 and 1993, respectively.

Employee Stock Ownership Plan

Portland General has an Employee Stock
Ownership Plan (ESOP) which is a part of its 401(k) retirement savings plan. Employee contributions up to 6% of base pay are matched by employer contributions in the form of ESOP common stock. Shares of common stock to be used to match contributions of PGE employees were purchased from a $36 million loan from PGE to the ESOP trust in late 1990.
This loan is presented in the common equity section as unearned compensation. Cash contributions from PGE and dividends on shares held in the trust are used to pay the debt service on PGE's loan. As the loan is retired, an equivalent amount of stock is allocated to employee accounts. In 1994, total contributions to the ESOP of $5 million combined with dividends on unallocated shares of $1 million were used to pay debt service and interest on PGE's loan. Shares of common stock used to match contributions by employees of Portland General and its subsidiaries are purchased on the open market.

Note 4


Income Taxes

The following table shows the detail of taxes on income and the items used in computing the differences between the statutory federal income tax  rate and
Portland General's effective tax rate.  Note:   The table does not include
income taxes related to 1994 gains on discontinued real  estate operations
(thousands of dollars):


                                                 1994        1993         1992
     Income Tax Expense:
       Currently payable                      $ 48,905     $  2,989     $ 44,057
        Deferred income taxes                   26,741       72,889       27,648
        Investment tax credit adjustments       (4,145)      (4,356)      (6,981)
                                              $ 71,501     $ 71,522     $ 64,724


      Provision Allocated to:
        Operations                            $ 71,878     $ 69,770     $ 67,235
        Other income and deductions               (377)       1,752       (2,511)
                                              $ 71,501     $ 71,522     $ 64,724
      Effective Tax Rate Computation:
        Computed tax based on
         statutory federal income
         tax rates applied to
         income before income taxes           $ 57,596     $ 56,224     $ 52,478

        Increases (Decreases) resulting from:
         Accelerated depreciation                8,283       10,748        9,462
         State and local taxes - net             8,953        3,288       10,117
         Investment tax credits                 (4,145)      (4,356)      (6,981)
         Excess deferred taxes                    (767)      (3,419)      (1,816)
         USDOE nuclear fuel assessment               -        5,075            -
         Preferred dividend requirement          3,526        3,935        4,296
         Other                                  (1,945)          27       (2,832)
                                              $ 71,501     $ 71,522     $ 64,724

         Effective tax rate                      43.5%        44.5%        41.9%



As of December 31, 1994 and 1993, the significant components of the Company's deferred income tax assets and liabilities were as follows (thousands of dollars):


                                                  1994       1993


           Deferred Tax Assets
           Plant-in-service                   $  72,012     $ 73,625
           Deferred gain on sale of assets       47,134       47,718
           Other                                 51,924       74,334

                                                171,070      195,677


           Deferred Tax Liabilities

           Plant-in-service                    (444,546)    (448,559)
           Energy Efficiency programs           (23,024)     (15,395)
           Trojan abandonment                   (80,944)     (75,948)
           WNP-3 exchange contract              (68,698)     (70,542)
           Replacement power costs              (38,136)     (29,574)
           Leasing                             (146,468)    (147,101)
           Other                                (40,829)     (41,451)

                                               (842,645)    (828,570)

           Less current deferred taxes            4,040          842
           Less valuation allowance             (20,135)     (28,197)

           Total                              $(687,670)   $(660,248)


Portland General has recorded deferred tax assets and liabilities for all temporary differences between the financial statement bases and tax bases of assets and liabilities.

Portland General has benefits of capital loss carryforwards that presently cannot be offset with capital gains and accordingly has recorded a valuation allowance totalling $20.1 million at December 31, 1994 to fully reserve against these assets.

The IRS completed its examination of Portland General's tax returns for the years
1985 to  1987 and has issued a statutory  notice of tax deficiency which Portland
General is contesting.  As  part of this audit, the IRS has proposed to disallow
PGE's 1985 WNP-3 abandonment loss deduction on the premise that it is a taxable exchange. PGE disagrees with this position and will take appropriate action to defend its deduction. Management believes that it has appropriately provided for probable tax adjustments and is of the opinion that the ultimate disposition of this matter will not have a material adverse impact on the financial condition of Portland General.


Note 5

Trojan Nuclear Plant

Plant Shutdown and Transition Costs - PGE is the 67.5% owner of Trojan. In early 1993 PGE ceased commercial operation of Trojan. Since plant closure PGE has committed itself to a safe and economical transition toward a decommissioned plant.

Transition costs associated with operating and maintaining the spent fuel pool and securing the plant until dismantlement begins are estimated at $51 million for the period
1995 through 1998 inclusive. These costs are recorded as part of the Trojan decommissioning reserve and transition costs on the Company's balance sheet. Unlike decommissioning costs which will utilize funds from PGE's Nuclear Decommissioning
Trust (NDT), transition costs are paid from current operating funds.

Decommissioning - In January 1995 PGE
submitted a decommissioning plan to the
Nuclear Regulatory Commission (NRC) and
Energy Facility Siting Council of Oregon
(EFSC).  The plan estimates PGE's cost to
decommission Trojan at $351 million
reflected in nominal dollars (actual
dollars expected to be spent in each year).
The decommissioning estimate represents a site specific decommissioning cost estimate performed for Trojan by an experienced decommissioning engineering firm. This cost estimate assumes that the majority of decommissioning activities will occur between
1997 and 2001, beginning with the removal of certain large plant components while construction of a temporary dry spent fuel storage facility is taking place. The plan anticipates final site restoration activities will begin in 2018 after PGE completes shipment of spent fuel to a United States
Department of Energy (USDOE) facility (see the Nuclear Fuel Disposal discussion below).

As noted above, the decommissioning plan reflects PGE's current efforts to remove some of Trojan's large components which is expected to result in overall decommissioning cost savings. Since the Trojan large component removal project (LCRP) will be completed prior to NRC and EFSC approval of PGE's formal decommissioning plan, specific approval of the LCRP was obtained from EFSC in November 1994.

Decommissioning activities reflected in the cost estimate include the cost of decommissioning planning, removal and
disposal of radioactively contaminated
equipment and facilities as required by the NRC; building demolition; nonradiological site remediation; and extended fuel management costs including licensing and surveillance through the year 2018.

The Trojan decommissioning plan filed with the NRC was the culmination of a two-year process undertaken by PGE to evaluate the most economical way to safely decommission
Trojan in a regulated environment. Both the 1994 update and the 1993 site specific cost estimates are reflected in the financial statements in nominal dollars (actual dollars expected to be spent in each year). The $17 million difference between the 1993 $334 million estimate and the 1994 $351 million estimate, stated in nominal dollars, is due to refinement of the timing and scope of certain dismantlement activities. Stated in
1994 dollars the current estimate of $234 million is not significantly changed from the previous estimate of $230 million.

Following is a reconciliation of the
decommissioning cost estimate from December
31, 1992 to December 31, 1994 (thousands of dollars):


    Decommissioning estimate -
     12/31/92                          $281,779
    Adjustments:
    Site specific cost estimate -
     12/31/93                            52,431
    Rate case testimony filed with
    PUC - 9/30/94                        16,556
    NRC decommissioning plan filed -
     12/31/94                               528
                                        351,294
    Decommissioning expenditures
     through 12/31/94                    (4,986)
    Decommissioning liability -
     12/31/94                          $346,308

    Decommissioning liability          $346,308
    Transition costs                     50,565
    Trojan decommissioning liability
     and transition costs              $396,873



PGE expects any future changes in estimated decommissioning costs to be incorporated in future revenues to be collected from customers. PGE collects revenues from customers for decommissioning costs and deposits them into an external trust fund.
Earnings on the trust fund will be used to adjust the amount of decommissioning costs to be collected from customers.

Trojan decommissioning trust assets are
invested primarily in investment grade tax-exempt bonds which are available for sale.
Year-end balances are valued at market which approximates cost. For the year ended December
31, 1994 and 1993 the trust reflected the following activity (thousands of dollars):

                                 1994       1993

Beginning Balance                $48,861    $32,945

Activity
Contributions                     11,220     11,220
Gain (loss)                       (1,596)     4,696
Disbursements                          -          -

Ending Balance                   $58,485    $48,861


Investment Recovery - PGE filed a general rate case on November 8, 1993 which addresses recovery of Trojan plant costs, including decommissioning. In late February 1993 the PUC granted PGE accounting authorization to continue using previously approved depreciation and decommissioning rates and lives for its Trojan investment.

PGE made the decision to permanently cease commercial operation of Trojan as part of its least cost planning process. Management determined that continued operation of Trojan was not cost effective. Least cost analysis assumed that recovery of the Trojan plant investment, including future decommissioning costs, would be granted by the PUC.
Regarding the authority of the PUC to grant recovery, the Oregon Department of Justice
(Attorney General) issued an opinion that the PUC may allow rate recovery of total plant costs, including operating expenses, taxes, decommissioning costs, return of capital invested in the plant and return on the undepreciated investment. While the Attorney
General's opinion does not guarantee recovery of costs associated with the shutdown, it does clarify that under current law the PUC has authority to allow recovery of such costs in rates.

PGE asked the PUC to resolve certain legal and policy questions regarding the statutory framework for future ratemaking proceedings related to the recovery of the Trojan investment and decommissioning costs. On
August 9, 1993, the PUC issued a declaratory ruling agreeing with the Attorney General's opinion discussed above. The ruling also stated that the PUC will favorably consider allowing PGE to recover in rates some or all of its return on and return of its undepreciated investment in Trojan, including decommissioning costs, if PGE meets certain conditions. PGE believes that its general rate filing provides evidence that satisfies the conditions established by the PUC.

Management believes that the PUC will grant future revenues to cover all, or substantially all, of Trojan plant costs with an appropriate return. However, recovery of the Trojan plant investment and decommissioning costs requires PUC approval in a public regulatory process. Although the PUC has allowed PGE to continue, on an interim basis, collection of these costs in the same manner as prescribed in its last general rate proceeding, the PUC has not previously addressed recovery of costs related to a prematurely retired plant when the decision to close the plant was based upon a least cost planning process. While the PUC Staff has recommended recovery of 85.9% of the Trojan investment and full recovery of decommissioning costs, the ultimate decision will be made by the PUC.
If the PUC staff's recommendation on Trojan were the ultimate outcome of the regulatory process, PGE estimates that it could record a loss of up to approximately $39 million. Due to uncertainties inherent in a public process, management cannot predict, with certainty, whether the PUC will allow recovery of all, or substantially all, of the $342 million Trojan plant investment and $339 million of decommissioning costs.
Management believes the ultimate
outcome of this public regulatory process will not have a material adverse effect on the financial condition, liquidity or capital resources of Portland General. However, it may have a material impact on the results of operations for a future reporting period.

Portland General's independent accountants are satisfied that management's assessment regarding the ultimate outcome of the regulatory process is reasonable. Due to the inherent uncertainties in the regulatory process discussed above, the magnitude of the amounts involved and the possible impact on the results of operations for a future reporting period, the independent accountants have added a paragraph to their audit report to give emphasis to this matter.

Nuclear Fuel Disposal and Clean up of Federal
Plants - PGE contracted with the USDOE for permanent disposal of its spent nuclear fuel in USDOE facilities at a cost of .1 cent per net kilowatt-hour sold at Trojan which PGE pre-paid during the period of Trojan's operations. Significant delays are expected in the USDOE acceptance schedule of spent nuclear fuel from domestic utilities. The federal repository which was originally scheduled to begin operations in 1998 is now estimated to commence no earlier than 2010.
Based on this projection, PGE anticipates the possibility of difficulties in disposing of its high-level radioactive waste by 2018.
However, on-site storage capacity is able to accommodate fuel until the federal facilities are available.

The Energy Policy Act of 1992 provided for the creation of a Decontamination and Decommissioning Fund (DDF) to provide for the clean up of the USDOE gas diffusion plants.
The DDF is to be funded by domestic nuclear utilities and the Federal Government. The legislation provided that each utility pays based on the ratio of the amount of enrichment services the utility purchased to the total amount of enrichment services
purchased by all domestic utilities prior to the enactment of the legislation. Based on Trojan's 1.1% usage of total industry enrichment services, PGE's portion of the funding requirement is approximately $17.3 million. Amounts are funded over 15 years beginning with the USDOE's fiscal year 1993.
Since enactment PGE has made the first three of the 15 annual payments with the first annual payment made in September 1993.

Nuclear Insurance - The Price-Anderson
Amendment of 1988 limits public liability claims that could arise from a nuclear incident to a maximum of $9.0 billion per incident. PGE has purchased the maximum primary insurance coverage currently available of $200 million. The remaining
$8.8 billion is covered by secondary
financial protection required by the NRC.
This secondary coverage provides for loss sharing among all owners of nuclear reactor licenses.

In the event of an incident at any nuclear plant in which the amount of the loss exceeds
$200 million, PGE could be assessed
retrospective premiums of up to $53.5 million per incident, limited to a maximum of $6.75 million per incident in any one year under the secondary financial protection coverage.


Based upon Trojan's permanently defueled condition and following the NRC and other regulators' approval, PGE and co-owners carry property insurance coverage on the Trojan plant in the amount of $155 million and self-insure for on-site decontamination.

Note 6

Common and Preferred Stock

                                                             Cumulative Preferred
                                   Common Stock                  of Subsidiary          Other
                              Number       $3.75 Par    Number    $100 Par     $25 Par      No-Par    Paid-in    Unearned
                            of Shares        Value    of Shares    Value        Value       Value     Capital  Compensation*
(Thousands of Dollars
 except share amount)

December 31, 1991           46,525,163     $174,469    2,269,040  $ 126,904    $ 25,000          -   $502,559     $(30,070)
Sales of stock                 574,538        2,155      300,000          -           -    $30,000      7,293            -
Redemption of stock                  -            -   (1,036,000)    (3,600)    (25,000)         -        871            -
Repayment of ESOP loan
 and other                           -            -            -          -           -          -       (921)       6,592

December 31, 1992           47,099,701      176,624    1,533,040    123,304           -     30,000    509,802      (23,478)
Sales of stock                 534,952        2,006            -          -           -          -      8,802            -
Redemption of stock                  -            -      (36,000)    (3,600)          -          -      2,130            -
Repayment of ESOP loan
 and other                           -            -            -          -           -          -     (1,676)       4,327

December 31, 1993           47,634,653      178,630    1,497,040    119,704           -     30,000    519,058      (19,151)
Sales of stock               2,864,839       10,743            -          -           -          -     40,390            -
Redemption of stock             (4,000)         (15)    (200,000)   (20,000)                     -      2,055            -
 Repayment of ESOP loan
 and other                           -            -            -          -           -          -      2,412        5,515
December 31, 1994           50,495,492     $189,358    1,297,040   $ 99,704     $     -    $30,000   $563,915     $(13,636)


* See the  discussion of stock compensation  plans below and Note 3, Employee Benefits for  a discussion of the ESOP.

Common Stock
As of December 31, 1994, Portland General had reserved 2,872,476 authorized but unissued common shares for issuance under its dividend reinvestment plan. In addition, new shares of common stock are issued under an employee stock purchase plan.

Cumulative Preferred Stock of Subsidiary
No dividends may be paid on common stock or any class of stock over which the preferred stock has priority unless all amounts required to be paid for dividends and sinking fund payments have been paid or set aside, respectively.

The 7.75% Series preferred stock has an
annual sinking fund requirement which
requires the
redemption of 15,000 shares at $100 per share beginning in 2002. At its option, PGE may redeem, through the sinking fund, an additional 15,000 shares each year. All remaining shares shall be mandatorily redeemed by sinking fund in 2007. This Series is only redeemable by operation of the sinking fund.

The 8.10% Series preferred stock has an
annual sinking fund requirement which
requires the redemption of 100,000 shares at $100 per share which began in 1994. At its option, PGE may redeem, through the sinking fund, an additional 100,000 shares each year.
This Series is redeemable at the option of PGE at $102 per share to April 14, 1995 and at reduced amounts thereafter.

Common Dividend Restriction of Subsidiary
PGE is restricted from paying dividends or making other distributions to Portland
General, without prior PUC approval, to the extent such payment or distribution would reduce PGE's common stock equity capital below 36% of its total capitalization. At
December 31, 1994, PGE's common stock equity capital was 47% of its total capitalization.

Stock Compensation Plans
Portland General has a plan under which 2.3 million shares of Portland General common stock are available for stock-based incentives. Upon termination, expiration or lapse of certain types of awards, any shares remaining subject to the award are again available for grant under the plan. As of December 31, 1994, stock options for 835,300 shares of common stock were outstanding.
Options for 15,000 shares are currently
exercisable: 2,500 at $17.375 per share;
7,500 at $14.75 per share and 5,000 shares at $17.125 per share. The options for the remaining 820,300 shares are exercisable beginning in 1995 through 1999 at prices ranging from $13 to $22.25 per share. During
1994, Portland General issued 60,882
restricted common shares for officers and selected employees of both Portland General and PGE. As of December 31, 1994, 120,882 restricted common shares under the plan were outstanding for officers and employees.

Note 7

Short-Term Borrowings

At December 31, 1994, Portland General had total committed lines of credit of $215 million. Portland General has a $15 million committed facility expiring in July 1995. PGE has committed facilities of $120 million expiring in July 1997 and $80 million expiring in July 1995. These lines of credit have annual fees ranging from 0.125% to 0.15% and do not require compensating cash balances. The facilities are used primarily as backup for both commercial paper and borrowings from commercial banks under uncommitted lines of credit. At December 31, 1994, there were no outstanding borrowings under the committed facilities.

PGE has a $200 million commercial paper
facility. Unused committed lines of credit must be at least equal to the amount of PGE's commercial paper outstanding.

Commercial paper and lines of credit
borrowings are at rates reflecting current market conditions and, generally, are substantially below the prime commercial rate.

Short-term borrowings and related interest rates were as follows (thousands of dollars):


                                                    1994        1993         1992

     As of year end:

       Aggregate short-term debt outstanding
        Bank loans                                       -           -     $ 10,002
        Commercial paper                          $148,598    $159,414      130,676

       Weighted average interest rate
        Bank loans                                       -           -         4.4%
        Commercial paper                              6.2%        3.5%         4.1

       Unused committed lines of credit           $215,000    $240,000     $180,000

     For the year ended:

       Average daily amounts of short-term
       debt outstanding
        Bank loans                                $  1,273    $ 10,949     $  7,671
        Commercial paper                           138,718     123,032       89,077
       Weighted daily average interest rate
        Bank loans                                    4.3%        3.6%         5.0%
        Commercial paper                              4.5         3.5          4.2
       Maximum amount outstanding
        during the year                           $174,082    $171,208     $144,056



Interest rates exclude the effect of commitment fees, facility fees and other financing fees.

Note 8


Long-Term Debt

The  Indenture  securing  PGE's First  Mortgage  Bonds constitutes  a direct  first mortgage  lien  on substantially  all utility  property  and franchises,  other than expressly excepted property.

The following principal amounts of long-term debt become due for redemption through sinking funds and maturities (thousands of dollars):


                             1995       1996       1997      1998       1999

    Sinking Funds         $  1,138    $   988    $   688    $   688   $   688

    Maturities:
      PGC (Parent only)          -    $30,000          -          -         -
      PGE                  $71,356     17,528    $86,385    $64,745   $44,000
                           $71,356    $47,528    $86,385    $64,745   $44,000

The sinking funds include $988,000 a year for 1995 and 1996 and $688,000 for 1997 through 1999, which, in accordance with the terms of the Indenture, PGE may satisfy by pledging  available property  additions equal  to 166-2/3%  of the sinking  fund requirements.


Interest Rate Swap Agreements

In November 1994, PGE entered into two 10 year forward interest rate swap agreements, each with a notional amount of $25 million. The agreements are used to hedge against interest rate movements on long-term debt which PGE anticipates issuing in mid-
1995. PGE is committed to terminate the agreements on or before May 15, 1995.

PGE is exposed to credit risks in the event of nonperformance by the counterparties to these interest rate swap agreements. PGE anticipates that the counterparties will be able to fully satisfy their obligations.

Note 9

Commitments

Natural Gas Agreements
PGE has two long-term agreements for
transmission of natural gas
from domestic and Canadian sources to PGE's existing and proposed natural gas-fired generating facilities. One agreement provides PGE firm pipeline capacity beginning
June, 1993 and increased pipeline capacity in November 1995. The second agreement will give PGE capacity on a second interstate gas pipeline. Under the terms of these two agreements, PGE is committed to paying capacity charges of approximately $5 million during 1995,
$14 million annually in 1996 through 1999, and $140 million over the remaining years of the contract which expires in 2015. Under these agreements PGE has the right to assign unused capacity to other parties. In addition, PGE will make a capital contribution for pipeline construction of approximately $3 million in 1995.

For the period of October 1994 through
February 1995, PGE hedged an average of
38,000 MMBtus per day of physical gas
purchases which represented approximately 40% of gas usage for the period. The effect of these agreements was to fix the prices of gas.

Railroad Service Agreement

In October 1993, PGE entered into a railroad service agreement to deliver coal from Wyoming to the Boardman Coal Plant (Boardman) and is required to contribute $7 million over the 5 years remaining in the contract.

Purchase Commitments

Other purchase commitments outstanding
(principally construction at PGE) totaled approximately $69 million at December 31, 1994.
Cancellation of these purchase
agreements could result in cancellation
charges.

Purchased Power

PGE has long-term power purchase contracts with certain public utility districts in the state of Washington and with the City of Portland, Oregon. PGE is required to pay its proportionate share of the operating and debt service costs of the hydro projects whether or not they are operable.


Selected information is summarized as follows (thousands of dollars):

                                           Rocky     Priest                     Portland
                                           Reach     Rapids  Wanapum    Wells     Hydro
       Revenue bonds outstanding at
        December 31, 1994                 $218,246  $131,163 $186,425  $195,320  $ 39,190
       PGE's current share of output,
        capacity, and cost
        Percentage of output                 12.0%     13.9%    18.7%     22.7%      100%
        Net capability in megawatts            155       127      194       191        36
        Annual cost, including debt
         service
         1994                               $4,500    $3,400   $4,800    $6,600    $4,600
         1993                                4,000     3,800    5,400     5,500     4,800
         1992                                3,900     3,100    4,400     4,800     4,400

       Contract expiration date               2011      2005     2009      2018      2017


PGE's share of debt service costs, excluding interest, will be approximately $6 million for 1995 and 1996, $7 million for 1997, and $6 million for 1998 and 1999. The minimum payments through the remainder of the contracts are estimated to total $97 million.

PGE has entered into long-term contracts to purchase power from other utilities in the west. These contracts will require fixed payments of up to $67 million in 1995, $32 million in 1996, and $22 million in 1997.
After that date, capacity contract charges will be up to $25 million annually until 2001. From 2001 until 2016 capacity charges total $19 million annually.

Leases

PGE has operating and capital leasing
arrangements for its headquarters complex, combustion turbines and the coal-handling facilities and certain railroad cars for Boardman. PGE's aggregate rental payments charged to expense amounted to $22 million in 1994 and 1993, and $20 million in 1992. PGE has capitalized its combustion turbine leases. However, these leases are considered operating leases for ratemaking purposes.

As  of December 31,  1994, the  future minimum  lease payments under non-cancelable leases  are as follows (thousands of dollars):


      Year Ending                            Operating Leases
      December 31       Capital Leases    (Net of Sublease Rentals)     Total

          1995             $ 3,016                $ 18,224           $21,240
          1996               3,016                  18,331            21,347
          1997               3,016                  18,821            21,837
          1998               3,016                  18,618            21,634
          1999               1,388                  19,604            20,992
       Remainder                 -                 167,015           167,015
         Total              13,452                $260,613          $274,065
       Imputed Interest     (1,929)
       Present Value of
       Minimum Future
       Net Lease Payments  $11,523


Included in the future minimum operating lease payments schedule above is approximately $135 million for PGE's headquarters complex.

Note 10

WNP-3 Settlement Exchange Agreement

PGE is selling energy received under a WNP-3
Settlement Exchange Agreement (WSA) to the
Western Area Power Administration (WAPA) for
25 years, which began October 1990. Revenues from the WAPA sales contract are expected to be sufficient to support the carrying value of PGE's investment.

The energy received by PGE under WSA is the result of a settlement related to litigation surrounding the abandonment of WNP-3. PGE receives about 65 average annual megawatts for approximately 30 years from BPA under the WSA. In exchange PGE will make available to BPA energy from its combustion turbines or from other available resources at an agreed-to price.



Note 11

Jointly-Owned Plant

At December 31, 1994, PGE had the following investments in jointly-owned generating plants (thousands of dollars):

                                            MW        PGE %      Plant      Accumulated
   Facility         Location      Fuel   Capacity   Interest   In Service   Depreciation

   Boardman       Boardman, OR    Coal      508       65.0     $364,947      $164,199
   Colstrip 3&4   Colstrip, MT    Coal    1,440       20.0      447,053       174,075
   Centralia      Centralia, WA   Coal    1,310        2.5       9,588         5,435

The dollar amounts  in the table above  represent PGE's share of each jointly-owned
plant.   Each  participant in  the  above generating  plants  has provided  its  own financing.  PGE's share of  the direct expenses of these  plants is included in  the corresponding operating expenses on Portland General's and PGE's consolidated income statements.


Note 12

Regulatory Matters

Public Utility Commission of Oregon
PGE had sought judicial review of three rate matters related to a 1987 general rate case. In July
1990 PGE reached an out-of-court settlement with the PUC on two of the three rate matter issues being litigated. The settlement resolved the dispute with the PUC regarding treatment of accelerated amortization of certain investment tax credits and 1986-1987 interim relief.

The settlement, however, did not resolve the issue related to the gain on PGE's sale of a portion of Boardman and the Intertie. PGE's position is that 28% of the gain should be allocated to customers. The 1987 rate order allocated 77% of the gain to customers over a 27-year period. In accordance with the 1987 rate order, the unamortized gain, $119 million at December 31, 1994, is being distributed as a reduction of customer revenue requirements .

On January 23, 1995 the Marion County Circuit
Court affirmed the PUC's decision in the 1987 rate order discussed above. PGE has sixty days from the date of the decision to appeal.


Note 13

Legal Matters

WNP Cost Sharing
PGE and three other investor-owned utilities
(IOUs) are involved in litigation surrounding the proper allocation of shared costs between Washington Public Power Supply System (Supply
System) Units 1 and 3 and Units 4 and 5. A court ruling, issued in May 1989, stated that Bond Resolution No. 890, adopted by the
Supply System, controlled disbursement of proceeds from bonds issued for the construction of Unit 5, including the method for allocation of shared costs. It is the IOUs' contention that at the time the project commenced there was agreement among the parties as to the allocation of shared costs and that this agreement and the Bond
Resolution are consistent, such that the allocation under the agreement is not prohibited by the Bond Resolution.

In February 1992, the Court of Appeals ruled that shared costs between Units 3 and 5 should be allocated in proportion to benefits under the equitable method supported by PGE and the IOUs. A trial remains necessary to assure that the allocations are properly performed.

PGE has agreed to a tentative settlement in the case which would result in a $1 million payment by the Company. Any final settlement will require court approval.

Bonneville Pacific Class Action and Lawsuit
A complaint was originally filed on August 31, 1992 as the consolidation of various class actions filed on behalf of certain purchasers of Bonneville Pacific
Corporation common shares and subordinated debentures.
In April 1994 the Court dismissed certain of the plaintiffs' claims and thereafter plaintiffs filed a second amended consolidated class action complaint. The defendants in the action are certain Bonneville Pacific Corporation insiders and other individuals associated with Bonneville Pacific, Portland
General Corporation (Portland General), Portland General
Holdings,
Inc. (Holdings), certain Portland General individuals, Deloitte & Touche (Bonneville's independent auditors) and one of its partners,
Mayer, Brown & Platt, a law firm used by Bonneville, and two partners of that firm, three underwriters of a Bonnevilleoffering of convertible subordinated debentures (Kidder, Peabody & Co., Piper Jaffray & Hopwood Incorporated, and Hanifen, Imhoff Inc.), and Norwest Bank, Minnesota, N.A., indenture trustee on a Bonneville Pacific's offering of convertible subordinated debentures. The amount of damages sought is not specified.

The claims asserted against Portland General, Holdings, and the Portland General individuals allege violations of federal and Utah state securities laws and of Racketeer Influenced and Corrupt
Organizations Act (RICO).

Further motions to dismiss have been filed in response to the amended complaint, however hearing on the motions of Portland General, Holdings, and the Portland General individuals has been deferred pending ongoing settlement discussions between those parties and the plaintiffs.

A separate legal action was filed on April 24, 1992 by Bonneville
Pacific
Corporation against Portland General, Holdings, and certain individuals affiliated with Portland General or Holdings alleging breach of fiduciary duty, tortious interference, breach of contract, and other actionable wrongs related to Holdings' investment in Bonneville Pacific. On August 2, 1993 an amended complaint was filed by the Bonneville Pacific bankruptcy trustee against Portland General or Holdings and over 50 other defendants unrelated to Portland General or Holdings. This complaint and another subsequent amended version were dismissed by the Court in whole or inpart. The Trustee has currently on file his Fifth Amended Complaint.
The complaint includes allegations of RICO violations and RICO conspiracy, collusive tort, civil conspiracy, common law fraud, negligent misrepresentation, breach of fiduciary duty, liability as a partner for the debts of a partnership, and other actionable wrongs. Although the amount of damages sought is not specified in the Complaint, the Trustee has filed a damage disclosure calculation which purports to compute damages in amounts ranging from
$340 million to $1 billion - subject to possible increase based on various factors. The Portland General parties have again filed motions to dismiss.
Arguments were heard in December, 1994, and the motions are awaiting decision by the Court.

Other Legal Matters
Portland General and certain of its
subsidiaries are party to various other
claims, legal actions and complaints arising in the ordinary course of business. These claims are not considered material.

Summary
While the ultimate disposition of these
matters may have an impact on the results of operations for a future reporting period, management believes, based on discussion of the underlying facts and circumstances with legal counsel, that these matters will not have a material adverse effect on the financial condition of Portland General.

Other Bonneville Pacific Related Litigation
Holdings filed complaints seeking
approximately $228 million in damages in the Third Judicial District Court for Salt Lake
County (Utah) against Deloitte & Touche and certain other parties associated with
Bonneville Pacific alleging that it relied on fraudulent and negligent statements and omissions by Deloitte & Touche and the other defendants when it acquired a 46% interest in and made loans to Bonneville Pacific starting in September 1990.


Note 14

Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents

The carrying amount of cash and cash
equivalents approximates fair value because of the short maturity of those instruments.

Other investments

Other investments approximate market value.

Redeemable preferred stock

The fair value of redeemable preferred stock is based on quoted market prices.

Long-term debt

The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to Portland General for debt of similar remaining maturities.

Interest Rate/Natural Gas Hedging
The fair value of interest rate and natural gas derivatives is the estimated amount that the Company would receive or pay to terminate the agreements at the reporting date, taking into account current market rates. At year-end 1994 this amount was not material.

The estimated fair values of financial
instruments are as follows (thousands of dollars):

                                           1994                  1993
                                  Carrying      Fair      Carrying     Fair
                                   Amount       Value      Amount      Value

   Preferred stock subject to
     mandatory redemption         $ 60,000    $ 60,000    $ 80,000   $ 84,815

   Long-term debt
     PGC (Parent only)            $ 30,000    $ 29,887    $ 50,000   $ 53,363
     PGE                           866,114     824,211     820,814    848,696
                                  $896,114    $854,098    $870,814   $902,059




Note 15

Subsequent Event

On March 29, 1995 the PUC issued an order on PGE's November 8, 1993 general rate request. The order authorized PGE to recover all of the estimated Trojan decommissioning costs and 87% of its remaining investment in Trojan. Amounts will be collected over Trojan's original license period ending in 2011. The disallowed portion of the Trojan investment is comprised of $17.1 million of post-1991 capital expenditures, primarily related to steam generator repair activities and $20.4 million of general Trojan investment. As a result of this disallowance, PGE has recorded an after tax charge to income of $36.7 million in the first quarter of 1995.

The PUC's rate order, as well as their authority to grant recovery of the Trojan investment under Oregon law, are being challenged in state courts. Management believes that the authorized recovery of the Trojan investment and decommissioning costs will be upheld and that these legal challenges will not have a material adverse impact on the results of operations or financial condition of the Company for any future reporting period.

                          QUARTERLY COMPARISON FOR 1994 AND 1993 (Unaudited)

Portland General Corporation

                                    March 31      June 30     September 30    December 31
                                       (Thousands of Dollars except per share amounts)
   1994
   Operating revenues                 $278,014     $202,110     $214,180        $265,105
   Net operating income                 57,116       31,012       28,667          37,501
   Net income                           39,165       23,965       11,887          24,513
   Common stock
   Average shares outstanding       48,670,211   50,145,565   50,285,669      50,461,348
   Earnings per average share 1           $.80         $.48         $.24            $.49


   1993
   Operating revenues                 $276,832     $192,146     $209,250        $268,601
   Net operating income                 55,187       31,174       23,816          48,004
   Net income                           36,556       13,328        6,349          32,885
   Common stock
   Average shares outstanding       47,243,743   47,354,072   47,458,575      47,564,862
   Earnings per average share 1           $.77         $.28         $.13            $.69


   1 As a  result of  dilutive effects  of shares issued  during the  period, quarterly earnings per share cannot be  added to arrive at annual earnings per share.



   Portland General Electric Company

                                    March 31      June 30    September 30    December 31
                                       (Thousands of Dollars except per share amounts)

   1994
   Operating revenues               $277,672     $201,773     $213,897       $265,613
   Net operating income               54,751       28,727       27,484         42,246
   Net income                         41,187       18,540       14,807         31,584
   Income available for
    common stock                      38,199       15,894       12,224         29,001

   1993
   Operating revenues               $276,304     $191,632     $208,534       $268,061
   Net operating income               51,369       30,385       27,656         44,790
   Net income                         37,382       16,704       14,302         31,356
   Income available for
    common stock                      34,314       13,703       11,314         28,367


                                      Signatures




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned hereunto duly authorized.







                                Portland General Corporation
                                Portland General Electric Company





May 12, 1995                By          /s/  Joseph M. Hirko

                                        Joseph M. Hirko
                                        Vice President Finance,
                                        Chief Financial Officer,
                                        Chief Accounting Officer
                                           and Treasurer

                                                APPENDIX


                                 PORTLAND GENERAL ELECTRIC COMPANY
                                        TABLE OF CONTENTS



             PART II


                                                                  Page

               Item 8. Financial Statements and Notes  . . . . ..   29

                    Management's Statement of Responsibility

PGE's  management  is responsible  for the  preparation and presentation  of the consolidated financial statements in this report.  Management is also responsible
for  the  integrity  and  objectivity  of  the statements.   Generally  accepted
accounting  principles have been used  to prepare the statements, and in certain cases  informed estimates have been  used that are based on  the best judgment of management.

Management has  established,  and  maintains, a  system  of internal accounting controls.  The controls provide reasonable assurance that assets are safeguarded, transactions receive  appropriate  authorization,  and  financial records  are reliable.  Accounting controls are supported by written policies and procedures,
an  operations  planning  and  budget  process  designed to achieve   corporate
objectives, and internal audits of operating activities.

PGE's Board of Directors includes an Audit Committee composed entirely of outside
directors.    It  reviews  with  management,  internal  auditors and  independent auditors, the adequacy of internal controls, financial reporting, and other audit matters.

Arthur Andersen LLP is PGE's independent public accountant. As a part of its annual audit, selected internal accounting controls are reviewed in order to determine the nature, timing and extent of audit tests to be performed. All of the corporation's financial records and related data are made available to Arthur
Andersen LLP Management has also endeavored to ensure that all representations to Arthur Andersen LLP were valid and appropriate.

Joseph M. Hirko
Vice President Finance,
Chief Financial Officer,
Chief Accounting Officer
and Treasurer

                    Report of Independent Public Accountants

To the Board of Directors and Shareholder of Portland General Electric Company:

We have audited the accompanying consolidated balance sheets and statements  of capitalization  of  Portland General  Electric  Company  and subsidiaries  as  of
December 31, 1994  and 1993, and  the related consolidated statements  of income, retained earnings and cash flows for each of  the three years in the period ended
December 31, 1994.   These  financial statements  are the  responsibility of  the
Company's  management.   Our responsibility  is  to express  an opinion  on these
financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards.
Those standards require that we plan  and perform the audit to obtain  reasonable
assurance  about  whether   the  financial  statements   are free  of   material
misstatement.  An audit includes  examining, on a test basis, evidence supporting the amounts and  disclosures in the financial statements.  An audit also includes assessing the  accounting  principles  used  and significant estimates  made  by management, as well as evaluating  the overall financial statement  presentation.
We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Portland General Electric Company and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended
December 31, 1994 in conformity with generally accepted accounting principles.

                                                             Arthur Andersen LLP

Portland, Oregon,
February 7, 1995 (except with respect to the matter discussed inNote 15A, as to which the date is March 29, 1995)


Item 8.     Financial Statements and Supplementary Data

        Portland General Electric Company and Subsidiaries
             Consolidated Statements of Income


For the Years Ended December 31                      1994      1993        1992
                                                       (Thousands of Dollars)

Operating Revenues                                $958,955   $944,531    $880,098
Operating Expenses
 Purchased power and fuel                          347,125    311,713     222,127
 Production and distribution                        61,891     73,576      93,677
 Maintenance and repairs                            47,389     55,320      70,476
 Administrative and other                           97,987     98,408     107,657
 Depreciation, decommissioning and amortization    124,003    121,898      98,039
 Taxes other than income taxes                      52,038     55,676      54,945
 Income taxes                                       75,314     73,740      73,140
                                                   805,747    790,331     720,061
Net Operating Income                               153,208    154,200     160,037

Other Income (Deductions)
 Allowance for equity funds used
  during construction                                  271          -         311
 Other                                              15,500     11,771       7,717
 Income taxes                                          377     (1,752)      2,511
                                                    16,148     10,019      10,539

Interest Charges
 Interest on long-term debt and other               61,493     61,817      64,718
 Interest on short-term borrowings                   5,788      3,443       2,754
  Allowance for borrowed funds used
   during construction                              (4,043)      (785)     (2,458)
                                                    63,238     64,475      65,014
Net Income                                         106,118     99,744     105,562
Preferred Dividend Requirement                      10,800     12,046      12,636
Net Income Available for Common Stock             $ 95,318   $ 87,698    $ 92,926


                 Portland General Electric Company and Subsidiaries
                      Consolidated Statements of Retained Earnings


For the Years Ended December 31                      1994      1993        1992
                                                       (Thousands of Dollars)

Balance at Beginning of Year                      $179,297   $165,949    $146,198
Net Income                                         106,118     99,744     105,562
ESOP Tax Benefit & Amortization of
  Preferred Stock Premium                           (1,705)    (1,524)     (2,505)
                                                   283,710    264,169     249,255

Dividends Declared
 Common stock                                       56,442     72,826      70,670
 Preferred stock                                    10,800     12,046      12,636
                                                    67,242     84,872      83,306
Balance at End of Year                            $216,468   $179,297    $165,949

The accompanying notes are an integral part of these consolidated statements.

         Portland General Electric Company and Subsidiaries
                   Consolidated Balance Sheets

At December 31                                                 1994           1993
                                                              (Thousands of Dollars)
                                    Assets
Electric Utility Plant - Original Cost
 Utility plant (includes Construction Work
  in Progress of $148,267 and $46,679)                        $2,563,476    $2,370,460
 Accumulated depreciation                                       (958,465)     (894,284)
                                                               1,605,011     1,476,176
 Capital leases - less amortization of $25,796 and $23,626        11,523        13,693
                                                               1,616,534     1,489,869
Other Property and Investments
 Trojan decommissioning trust, at market value                    58,485        48,861
 Corporate Owned Life Insurance, less loan of $21,731 in 1994     40,034        52,008
 Other investments                                                26,074        25,706
                                                                 124,593       126,575
Current Assets
 Cash and cash equivalents                                         9,590         2,099
 Accounts and notes receivable                                    91,672        85,169
 Unbilled and accrued revenues                                   158,259       133,476
 Inventories, at average cost                                     43,269        46,534
 Prepayments and other                                            37,040        20,646
                                                                 339,830       287,924
Deferred Charges
 Unamortized regulatory assets
   Trojan abandonment - plant                                    342,276       366,712
   Trojan abandonment - decommissioning                          338,718       355,718
   Trojan - other                                                 65,922        66,387
   Income taxes recoverable                                      217,967       228,233
   Debt reacquisition costs                                       32,245        34,941
   Energy efficiency programs                                     58,894        39,480
   Other                                                          30,182        33,857
 WNP-3 settlement exchange agreement                             173,308       178,003
 Miscellaneous                                                    13,682        18,975
                                                               1,273,194     1,322,306
                                                              $3,354,151    $3,226,674


                     Capitalization and LiabilitiesCapitalization
 Common stock equity                                          $  834,226    $  747,197
 Cumulative preferred stock
   Subject to mandatory redemption                                50,000        70,000
   Not subject to mandatory redemption                            69,704        69,704
 Long-term debt                                                  805,814       802,994
                                                               1,759,744     1,689,895
Current Liabilities
 Long-term debt and preferred stock due within one year           81,506        41,614
 Short-term borrowings                                           148,598       129,920
 Accounts payable and other accruals                             104,612       111,647
 Accrued interest                                                 19,084        17,139
 Dividends payable                                                15,702        21,486
 Accrued taxes                                                    32,820        27,395
                                                                 402,322       349,201

Other
 Deferred income taxes                                           549,160       534,194
 Deferred investment tax credits                                  56,760        60,706
 Deferred gain on sale of assets                                 118,939       120,410
 Trojan decommissioning and transition costs                     396,873       407,610
 Miscellaneous                                                    70,353        64,658
                                                               1,192,085     1,187,578
                                                              $3,354,151    $3,226,674

The accompanying notes are an integral part of these consolidated balance sheets.

            Portland General Electric Company and Subsidiaries
             Consolidated Statements of Capitalization

At December 31                                               1994               1993
                                                              (Thousands of Dollars)

Common Stock Equity
  Common stock, $3.75 par value per
   share, 100,000,000 shares authorized, 42,758,877
   and 40,458,877 shares outstanding                      $ 160,346           $  151,721

  Other paid-in capital - net                               470,008              433,978

  Unearned compensation                                     (12,596)            (17,799)
  Retained earnings                                         216,468              179,297
                                                            834,226    47.4%     747,197    44.2%


Cumulative Preferred Stock
  Subject to mandatory redemption
    No par value, 30,000,000 shares authorized
      7.75% Series, 300,000 shares outstanding               30,000               30,000
    $100 par value, 2,500,000 shares authorized
     8.10% Series, 300,000 and 500,000 shares outstanding    30,000               50,000
        Current sinking fund                                (10,000)             (10,000)
                                                             50,000     2.8       70,000     4.2


  Not subject to mandatory redemption, $100 par value
      7.95% Series, 298,045 shares outstanding               29,804               29,804
      7.88% Series, 199,575 shares outstanding               19,958               19,958
      8.20% Series, 199,420 shares outstanding               19,942               19,942
                                                             69,704     4.0       69,704     4.1

Long-Term Debt
  First mortgage bonds
    Maturing 1994 through 1999
      4-3/4% Series due April 1, 1994                             -                8,119
      4.70% Series due March 1, 1995                          3,045                3,220
      5-7/8% Series due June 1, 1996                          5,216                5,366
      6.60% Series due October 1, 1997                       15,363               15,363
      Medium-term notes - 5.65%-9.27%                       251,000              242,000
    Maturing 2001 through 2005 - 6.47%-9.07%                210,845              166,283
    Maturing 2021 through 2023 - 7-3/4%-9.46%               195,000              195,000
  Pollution control bonds
    Port of Morrow, Oregon, variable rate
     (Average 2.7% for 1994), due 2013                       23,600               23,600
    City of Forsyth, Montana, variable rate
     (Average 2.9% for 1994), due 2013
     through 2016                                           118,800              118,800
      Amount held by trustee                                 (8,355)              (8,537)
    Port of St. Helens, Oregon, due 2010 and 2014
     (Average variable 2.7%-2.9% for 1994)                   51,600               51,600

  Capital lease obligations                                  11,523               13,693
  Other                                                        (317)                 101
                                                            877,320              834,608
  Long-term debt due within one year                        (71,506)             (31,614)
                                                            805,814    45.8      802,994    47.5

            Total capitalization                         $1,759,744   100.0%  $1,689,895   100.0%

The accompanying notes are an integral part of these consolidated statements.

         Portland General Electric Company and Subsidiaries
             Consolidated Statements of Cash Flow


For the Years Ended December 31                      1994      1993        1992
                                                        (Thousands of Dollars)


Cash Provided (Used) By -
Operations:
 Net income                                        $ 106,118  $ 99,744  $ 105,562
 Adjustments to reconcile net income to net
  cash provided by operations:
   Depreciation and amortization                      94,140    89,718    113,270
   Amortization of WNP-3 exchange agreement            4,695     4,489      5,658
   Amortization of deferred charges - Trojan plant    24,417    24,015          -
   Amortization of deferred charges - Trojan decomm.  11,220    11,220          -
   Amortization of deferred charges - Trojan other     2,321     2,314      1,609
   Amortization of deferred charges - Other            2,712     6,713      7,080
   Deferred income taxes - net                        25,720    60,721      4,252
   Other non-cash revenues                              (271)        -       (311)
   Changes in working capital:
   (Increase) in receivables                         (31,166)  (67,431)    (9,588)
   (Increase) Decrease in inventories                  3,264    15,017     (4,181)
   Increase (Decrease) in payables                       335   (26,588)    (2,084)
   Other working capital items - net                 (19,266)   10,600      7,328
 Deferred items                                       10,258    (7,174)   (12,858)
 Miscellaneous - net                                   7,374    15,869     18,982
                                                     241,871   239,227    234,719

Investing Activities:
 Utility construction - new resources                (91,342)  (28,666)         -
 Utility construction - general                     (131,675) (101,692)  (148,348)
 Energy efficiency programs                          (23,745)  (18,149)   (10,705)
 Trojan decommissioning trust                        (11,220)  (11,220)   (11,220)
 Other investments                                    (9,954)   (7,133)    (5,883)
                                                    (267,936) (166,860)  (176,156)

Financing Activities:
 Short-term debt - net                                18,678    29,855     27,939
 Borrowings from Corporate Owned Life Insurance       21,731         -          -
 Long-term debt issued                                75,000   252,000    123,000
 Long-term debt retired                              (29,882) (266,986)  (123,902)
 Preferred stock issued                                    -         -     30,000
 Preferred stock retired                             (20,000)   (3,600)   (31,225)
 Common stock issued                                  41,055         -          -
 Dividends paid                                      (73,026)  (84,951)   (82,293)
                                                      33,556   (73,682)   (56,481)

Increase (Decrease) in Cash and
 Cash Equivalents                                      7,491    (1,315)     2,082
 Cash and Cash Equivalents at the Beginning
 of Year                                               2,099     3,414      1,332
Cash and Cash Equivalents at the End
 of Year                                           $   9,590  $  2,099   $  3,414


Supplemental disclosures of cash flow information
 Cash paid during the year:
   Interest                                        $  60,038  $ 68,232   $ 64,452
   Income taxes                                       44,918    17,242     61,915

The accompanying notes are an integral part of these consolidated statements.


         Portland General Electric Company and Subsidiaries
                   Notes to Financial Statements


Certain information, necessary for a sufficient understanding of PGE's financial condition and results of operations, is substantially the same as that disclosed by Portland General in this report. Therefore, the following
PGE information is incorporated by reference  to Item 8. of Portland General's
Form 10-K/A on the following page numbers.

                                                                 Page

Notes to Financial Statements
    Note 1A.  Summary of Significant Accounting Policies           8
    Note 3A.  Employee Benefits                                   10
    Note 5A.  Trojan Nuclear Plant                                14
    Note 6A.  Preferred Stock                                     17
    Note 8A.  Long-Term Debt                                      19
    Note 9A.  Commitments                                         19
    Note 10A. WNP-3 Settlement Exchange Agreement                 21
    Note 11A. Jointly-Owned Plant                                 21
    Note 12A. Regulatory Matters                                  22
    Note 13A. Legal Matters                                       22
    Note 14A. Fair Value of Financial Instruments                 23
    Note 15A.  Subsequent Event                                   24


Note 4A

Income Taxes


The following table shows the detail of taxes on income and the items used in computing the differences between the statutory federal income tax rate and Portland General Electric Company's (PGE) effective tax rate (thousands of dollars):

                                        1994       1993      1992

Income Tax Expense
  Currently payable                   $ 49,216   $ 14,086  $ 59,804
  Deferred income taxes                 29,667     65,481    17,584
  Investment tax credit adjustments     (3,946)    (4,075)   (6,759)

                                      $ 74,937   $ 75,492  $ 70,629

Provision Allocated to:

  Operations                          $ 75,314   $ 73,740  $ 73,140
  Other income and deductions             (377)     1,752    (2,511)
                                      $ 74,937   $ 75,492  $ 70,629

Effective Tax Rate Computation
 Computed tax based on statutory
 federal income tax rates applied
 to income before income taxes         $63,369   $ 61,333  $ 59,905


Increases (Decreases) resulting from:
 Accelerated depreciation                8,080      9,207     9,462
 State and local taxes - net             9,839      9,783    10,568
 Investment tax credits                 (3,946)    (4,075)   (6,759)
 USDOE nuclear fuel assessment               -      5,050         -
 Excess deferred tax                      (767)    (3,419)   (1,816)
 Other                                  (1,638)    (2,387)     (731)

                                      $ 74,937   $ 75,492  $ 70,629

  Effective tax rate                     41.4%      43.1%     40.1%


As of December 31, 1994 and 1993, the significant components of PGE's deferred income tax assets and liabilities were as follows (thousands of dollars):

                                               1994           1993



           Deferred Tax Assets
           Plant-in-service                  $  72,012      $  73,625
           Deferred gain on sale of assets      47,134         47,718
           Other                                22,246         22,968
                                               141,392        144,311

           Deferred Tax Liabilities
           Plant-in-service                   (444,546)      (448,559)
           Energy Efficiency programs          (23,024)       (15,395)
           Trojan abandonment                  (80,944)       (75,948)
           Replacement power costs             (38,136)       (29,574)
           WNP-3 exchange contract             (68,698)       (70,542)
           Other                               (39,826)       (40,238)
                                              (695,174)      (680,256)

           Less Current deferred taxes           4,622          1,751
           Total                             $(549,160)     $(534,194)


As a  result of  implementing SFAS  No.
109,  PGE  has  recorded  deferred  tax
assets   and   liabilities    for   all
temporary   differences   between   the
financial statement bases and tax bases
of assets and liabilities.

The IRS  completed  its examination  of
Portland      General     Corporation's
(Portland General) tax returns for  the
years 1985  to  1987 and  has issued  a
statutory  notice  of   tax  deficiency
which Portland  General is  contesting.
As part of this audit, the
IRS has proposed to disallow PGE's 1985
WNP-3 abandonment loss deduction on the
premise that it is  a taxable exchange.
PGE disagrees  with  this position  and
will take appropriate action to  defend
its  deduction.    Management  believes
that it has appropriately provided  for
probable tax adjustments  and is of the
opinion that  the ultimate  disposition
of this matter will not have a material
adverse   impact   on   the   financial
condition of PGE.

Note 6A

Common Stock

                                     Common Stock            Other
                                Number        $3.75 Par     Paid-in       Unearned
                              of Shares         Value       Capital     Compensation
                                                   (thousands of dollars)

   December 31, 1991          40,458,877      $151,721      $431,517      $(29,759)
Sales of stock                         -             -             -             -
Redemption of preferred                -             -           565             -
 stock
Repayment of ESOP loan
 and other                             -             -          (409)        6,492

December 31, 1992             40,458,877       151,721       431,673       (23,267)
Sales of stock                         -             -             -             -
Sale and redemption of
 preferred stock                       -             -         2,130             -
Repayment of ESOP loan
 and other                             -             -           175         5,468

December 31, 1993             40,458,877       151,721       433,978       (17,799)
Sales of stock                 2,300,000         8,625        32,430             -
Redemption of stock                    -             -             -             -
Sale and redemption of
 preferred stock                       -             -         2,119             -
Repayment of ESOP loan
 and other                             -             -         1,481         5,203
December 31, 1994             42,758,877      $160,346      $470,008     $ (12,596)


Common Stock

Portland  General is  the  sole  shareholder of  PGE  common stock.   PGE  is
restricted, without prior Oregon Public Utility Commission (PUC) approval, from paying dividends or making other distributions to Portland General to the extent such payment or distribution would reduce PGE's common stock equity capital below 36% of total capitalization. At December 31, 1994, PGE's common stock equity capital was 47% of its total capitalization.

Note 7A

Short-Term Borrowings


At December 31, 1994, PGE had a committed facility of $120 million expiring in July 1997 and an $80 million facility expiring in July 1995. These lines of credit have commitment fees and/or facility fees ranging from 0.125 to 0.15 of one percent and do not require compensating cash balances. The facilities are used primarily as back-up for both commercial paper and borrowings from commercial banks under uncommitted lines of credit. At December 31, 1994, there were no outstanding borrowings under the committed facilities.

PGE has a  $200 million commercial  paper facility.   Unused committed lines  of
credit must  be at  least equal  to the amount  of commercial paper outstanding.
Most of PGE's short-term borrowings are through commercial paper.

Commercial paper and lines of credit borrowings are at rates reflecting current market conditions and generally are substantially below the prime commercial rate.

Short-term borrowings and related interest rates were as follows (thousands of dollars):

                                                1994       1993    1992
        As of year end:


        Aggregate short-term debt outstanding
         Bank loans                                    -           -    $  4,001
         Commercial paper                       $148,598    $129,920      96,064
        Weighted average interest rate
         Bank loans                                    -           -        4.1%
         Commercial paper                           6.2%        3.5%        3.9

        Unused committed lines of credit        $200,000    $200,000    $125,000

        For the year ended:

        Average daily amounts of short-term
         debt outstanding
         Bank loans                             $  1,273    $  5,025    $  2,803
         Commercial paper                        126,564      94,983      62,036
        Weighted daily average interest rate
         Bank loans                                 4.3%        3.6%        5.5%
         Commercial paper                           4.6         3.5         4.2
        Maximum amount outstanding
         during year                            $159,482   $144,774     $101,028

     Interest rates exclude the effect of commitment fees, facility fees, and other financing fees.