Form 10-K/A
period 1995-12-31
PORTLAND GENERAL CORP /OR
filed 1997-03-31
CIK 79636

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549
                                       FORM 10-K/A

                                     AMENDMENT NO. 1

    [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934
                       For the fiscal year ended DECEMBER 31, 1996

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

                                                                      Name of each exchange
                     TITLE OF EACH CLASS                              ON WHICH REGISTERED
  Portland General Corporation
    Common Stock, $3.75 par value per share                           New York Stock Exchange
                                                                      Pacific Stock Exchange

  Portland General Electric Company
    8.25% Quarterly Income Debt Securities
      (Junior Subordinated Deferrable Interest Debentures, Series A)  New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
  Portland General Corporation
    None

  Portland General Electric Company,
       7.75% Series, Cumulative Preferred Stock, no par value


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

The aggregate market value of Portland General Corporation voting stock held by non-affiliates of the registrant as of February 28, 1997 (based on the last sales price on the New York Stock Exchange as of such date) was $2 billion.

The number of shares outstanding of the registrants' common stocks as of February 28, 1997 was:
                            Portland General Corporation      51,391,536
                            Portland General Electric Company 42,758,877
                              (owned by Portland General Corporation)


                           DOCUMENT INCORPORATED BY REFERENCE

The information required to be included in Part III hereof is incorporated by reference from Portland General Corporation's definitive proxy statement to be filed on or about May 27, 1997.




                                       SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this amendment to be signed on its behalf by the undersigned, hereunto duly authorized.


                            PORTLAND GENERAL CORPORATION
                                     (Registrants)



March 27, 1997              By                /S/ JOSEPH M. HIRKO
                                                Joseph M. Hirko
                                               Sr. Vice President,
                                            Chief Financial Officer

                   PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

                                   EXHIBIT INDEX

NUMBER EXHIBIT                                                         PGC PGE

(2)      PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION
         OR SUCCESSION

       * Amended and Restated Agreement and Plan of Merger,
         dated as of July 20, 1996 and amended and restated as of
         September 24, 1996 among Enron Corp, Enron Oregon Corp
         and Portland General Corporation [Amendment 1 to S4
         Registration Nos. 333-13791 and 333-13791-1, dated
         October 10, 1996, Exhibit No. 2.1].                           X   X

(3)      ARTICLES OF INCORPORATION AND BYLAWS

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

(4)      INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS,
         INCLUDING INDENTURES

       * Portland General Electric Company Indenture of Mortgage and Deed of Trust dated July 1, 1945;

                   PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

                                   EXHIBIT INDEX

NUMBER EXHIBIT                                                         PGC PGE

(4)    * Fortieth Supplemental Indenture, dated October 1,
CONT.    1990 [Form 10-K for the fiscal year ended December 31,
         1990, Exhibit (4)].                                           X   X

       * Forty-First Supplemental Indenture dated December 1,
         1991 [Form 10-K for the fiscal year ended December 31,        X   X
         1991, Exhibit (4)].

       * Forty-Second Supplemental Indenture dated April 1, 1993
         [Form 10-Q for the quarter ended March 31,1993,
         Exhibit (4)].                                                 X   X

       * Forty-Third Supplemental Indenture dated July 1, 1993
         [Form 10-Q for the quarter ended September 30, 1993,
         Exhibit (4)].                                                 X   X

       * Forty-Fourth Supplemental Indenture dated August 1, 1994
         [Form 10-Q for the quarter ended September 30, 1994,
         Exhibit (4)].                                                 X   X

       * Forty-Fifth Supplemental Indenture dated May 1, 1995
         [Form 10-Q for the quarter ended June 30, 1995,
         Exhibit (4)].                                                 X   X

       * Forty-Sixth Supplemental Indenture dated August 1, 1996
         [Form 10-K for the fiscal year ended December 31, 1996,
         Exhibit (4)].                                                 X   X

         Other instruments which define the rights of holders of long-term debt not required to be filed herein will be furnished upon written request.

(10)     MATERIAL CONTRACTS

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

       The following 12 exhibits were filed in conjunction with the 1985 Boardman/Intertie Sale:

       * Long-term Power Sale Agreement, dated November 5, 1985
         [Form 10-K for the fiscal year ended December 31, 1985,
         Exhibit (10)].                                                X   X

       * Long-term Transmission Service Agreement, dated
         November 5, 1985 [Form 10-K for the fiscal year
         ended December 31, 1985, Exhibit (10)].                       X   X

                   PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

                                   EXHIBIT INDEX

NUMBER EXHIBIT                                                         PGC PGE

(10)   * Participation Agreement, dated December 30, 1985
CONT.    [Form 10-K for the fiscal year ended December 31,
         1985, Exhibit (10)].                                          X   X

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

_____________________________________________________________________________

       * Portland General Corporation Outside Directors'
         Deferred Compensation Plan, 1996 Restatement
         dated January 1, 1996 [Form 10-Q for the quarter
         ended June 30, 1996, Exhibit (10)].                           X   X

       * Portland General Corporation Outside Directors'
         Deferred Compensation Plan, Amendment No. 1
         dated October 18, 1996 [Form 10-Q for the quarter
         ended June 30, 1996, Exhibit (10)].                           X   X

                   PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

                                 EXHIBIT INDEX


NUMBER EXHIBIT                                                         PGC PGE

(10)   * Portland General Corporation Outside Directors'
CONT.    Deferred Compensation Plan, 1996 Restatement,
         Amendment No. 2 dated November 4, 1996
         [Form 10-K for the fiscal year ended December 31,
         1996, Exhibit (10)].                                          X   X

       * Portland General Corporation Retirement Plan for
         Outside Directors, 1996 Restatement dated January 1, 1996
         [Form 10-Q for the quarter ended June 30, 1996,
         Exhibit (10)].                                                X   X

       * Portland General Corporation Outside Directors' Life
         Insurance Benefit Plan, 1996 Restatement dated
         January 1, 1996 [Form 10-Q for quarter ended
         June 30, 1996, Exhibit (10)].                                 X   X

       * Portland General Corporation Outside Directors' Life
         Insurance Benefit Plan, 1996 Restatement, Amendment
         No. 1 dated September 10, 1996 [Form 10-Q for the
         quarter ended September 31, 1996, Exhibit (10)].              X   X

       * Portland General Corporation Outside Directors' Stock
         Compensation Plan, Amended and Restated December 6,
         1996 [Form 10-K for the fiscal year ended December 31,        X
         1991, Exhibit (10)].

       * Portland General Corporation Outside Directors' Stock
         Compensation Plan, Amendment No. 1 dated October 2,
         1996 [Form 10-K for the fiscal year ended December 31,
         1996, Exhibit (10)].                                          X

               EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

       * Portland General Corporation Management Deferred
         Compensation Plan, 1996 Restatement dated January 1,
         1996 [Form 10-Q for the quarter ended June 30, 1996,
         Exhibit (10)].                                                X   X

       * Portland General Corporation Management Deferred
         Compensation Plan, Amendment No. 1 dated October 18,
         1996  [Form 10-Q for the quarter ended June 30, 1996,
         Exhibit (10)].                                                X   X.

       * Portland General Corporation Management Deferred
         Compensation Plan, 1996 Restatement, Amendment No. 2
         dated November 4, 1996 [Form 10-K for the fiscal year
         ended December 31, 1996, Exhibit (10)].                       X

       * Portland General Corporation Senior Officers Life
         Insurance Benefit Plan, 1996 Restatement Amendment No. 1
         dated October 22, 1996 [Form 10-Q for the quarter ended
         March 31, 1996, Exhibit (10)].                                X   X

                   PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

                                   EXHIBIT INDEX

NUMBER EXHIBIT                                                         PGC PGE

(10)   * Portland General Corporation Annual Incentive Master Plan
CONT.    [Form 10-K for the fiscal year ended December 31, 1987,
         Exhibit (10)].                                                X   X


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

       * Portland General Corporation Supplemental Executive
         Retirement Plan, 1996 Restatement dated January 1, 1996
         [Form 10-Q for the quarter ended March 31, 1996,
         Exhibit (10)].                                                X   X

       * Portland General Corporation Supplemental Executive
         Retirement Plan, Amendment No. 1 dated January 1, 1991,
         [Form 10-K for the fiscal year ended December 31, 1991,       X   X
         Exhibit (10)].

       * Change in Control Severance Agreement, effective October 1,
         1994 [Form 10-K for the fiscal year ended December 31, 1994,
         Exhibit (10)].                                                X   X

       * Portland General Corporation Amended and Restated 1990
         Long-Term Incentive Master Plan, 1996 Restatement
         dated September 10, 1996 [Form 10-K for the fiscal year
         ended December 31, 1996, Exhibit (10)].                       X

       * Portland General Corporation 1990 Long-Term Incentive
         Master Plan, Amendment No. 1 dated February 8, 1994
         [Form 10-K for the fiscal year ended December 31, 1993,
         Exhibit (10)].                                                X

(23)     CONSENTS OF EXPERTS AND COUNSEL

         Portland General Corporation Consent of Independent
         Public Accountants (filed herewith).                          X

       * Portland General Electric Company Consent of Independent
         Public Accountants [Form 10-K for the fiscal year
         ended December 31, 1996, Exhibit (10)].                           X

                   PORTLAND GENERAL CORPORATION AND SUBSIDIARIES

                                   EXHIBIT INDEX

NUMBER EXHIBIT                                                         PGC PGE

(24)     POWER OF ATTORNEY

       * Portland General Corporation Power of Attorney
         [Form 10-K for the fiscal year ended December 31, 1996,
         Exhibit (24)].                                                X

       * Portland General Electric Company Power of Attorney
         [Form 10-K for the fiscal year ended December 31, 1996,
         Exhibit (24)].                                                    X


(99)     ADDITIONAL EXHIBITS

         Form 11-K relating to Employee Stock Purchase Plan of
         Portland General Corporation (filed herewith).                X

_________________________________________
* Incorporated by reference as indicated.



Note: Although the Exhibits furnished to the Securities and Exchange Commission with the Form 10-K have been omitted herein, they will be supplied upon written request and payment of a reasonable fee for reproduction costs. Requests should be sent to:

              Joseph M. Hirko
              Senior Vice President
              Chief Financial Officer

              Portland General Corporation
              121 SW Salmon Street
              Portland, OR 97204