Form 10-K/A
period 1996-12-31
PORTLAND GENERAL CORP /OR
filed 1997-06-30
CIK 79636

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549
                                       FORM 10-K/A

                                     AMENDMENT NO. 2

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


                            PORTLAND GENERAL CORPORATION
                                     (Registrants)


June 27, 1997               By                /S/ JOSEPH E. FELTZ
                                                Joseph E. Feltz
                                             Assistant Controller
                                             Assistant Treasurer

                                               *Joseph M. Hirko
                                               Sr. Vice President
                                            Chief Financial Officer

                            *Signed on behalf of this person.

June 27, 1997               By                /S/ JOSEPH E. FELTZ
                                                Joseph E. Feltz
                                              Assistant Controller
                                              Assistant Treasurer

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

NUMBER                                           EXHIBIT                  PGC   PGE


(24)      POWER OF ATTORNEY

        * Portland General Corporation Power of Attorney
          [Form 10-K for the fiscal year ended December 31, 1996,
          Exhibit (24)].                                                   X

        * Portland General Electric Company Power of Attorney
          [Form 10-K for the fiscal year ended December 31, 1996,
          Exhibit (24)].                                                         X

        * Portland General Corporation Power of Attorney
          (filed herewith).                                                X



(99)      ADDITIONAL EXHIBITS

          Form 11-K relating to Employee Stock Purchase Plan of
          Portland General Corporation [Form 10-K for the fiscal year
          ended December 31, 1996, Exhibit (24)].                          X

        * Form 11-K relating to Retirement Savings Plan of Portland
          General Corporation (filed herewith)                             X


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